Form 10-Q
period 1996-03-31
COMPDENT CORP
filed 1996-05-15
CIK 941553

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             _____________________

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

                        Commission file number: 0-26090

                              COMPDENT CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                         04-3185995
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)


                              CompDent Corporation
                          8800 Roswell Road, Suite 244
                            Atlanta, Georgia 30350
                    (Address of principal executive offices)

                                 (770) 998-8936
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X                    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                        Outstanding at May 10, 1996
                   -----                        ---------------------------
       Common Stock, $.01 par value                      10,056,293

                     COMPDENT CORPORATION AND SUBSIDIARIES


                                     INDEX


                                                                          Page #

Part I.    Financial Information

           Item 1.   Financial Statements                                     3

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            8

Part II.   Other Information

           Item 1.   Legal Proceedings                                       12

           Item 6.   Exhibits and Reports Filed on Form 8-K                  12

Signatures                                                                   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     COMPDENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       MARCH 31,          DECEMBER 31,
                                                                         1996                 1995
                                                                      --------------------------------
                                                                      (UNAUDITED)
                   ASSETS
Current assets:
    Cash and cash equivalents                                          $ 23,567            $ 40,388
    Premiums receivable from subscribers                                  4,352               3,374
    Dental indemnity premiums due and unpaid                                716                 263
    Assets held for sale                                                    519                 532
    Deferred income taxes                                                 2,223               1,416
    Other current assets                                                    285                 281
                                                                       --------            --------
        Total current assets                                             31,662              46,254
                                                                       --------            --------
Restricted funds                                                          1,463               1,463
Property and equipment, net of accumulated depreciation                   2,059               1,937
Excess of purchase price over net assets acquired                        96,426              71,063
Noncompetition agreement                                                  1,405               1,521
Unamortized loan fees                                                       155                 172
Reinsurance receivable                                                    5,432               6,332
Cash surrender value of officers' life insurance                            180                 155
Deferred income taxes                                                       441                 243
Other assets                                                                466                 256
                                                                       --------            --------
                                                                       $139,689            $129,396
                                                                       ========            ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Unearned revenue                                                   $ 12,531            $ 10,300
    Accounts payable and accrued expenses                                 9,864               7,372
    Income taxes payable                                                  1,810                 883
    Life policy and contract claims reserves                                 68                  37
    Dental claims reserves                                                  881               2,437
    Other current liabilities                                                94                  12
                                                                       --------            --------
        Total current liabilities                                        25,248              21,041
                                                                       --------            --------
Aggregate reserves for life policies and contracts                        5,339               5,323
Aggregate reserves for dental contracts                                       0                 172
Notes payable                                                             4,000                   0
Deferred compensation expense                                               370                 384
Other liabilities                                                           308                 299
                                                                       --------            --------
        Total liabilities                                                35,265              27,219
                                                                       --------            --------
Commitments and contingencies (Note 3)
Stockholders' equity:
    Common stock                                                            100                 100
    Additional paid-in capital                                           95,718              95,707
    Retained earnings                                                     8,606               6,370
                                                                       --------            --------
        Total stockholders' equity                                      104,424             102,177
                                                                       --------            --------
                                                                       $139,689            $129,396
                                                                       ========            ========


The accompanying notes are an integral part of these financial statements.

                     COMPDENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                               ---------
                                                           1996         1995
                                                           ----         ----
                                                        (UNAUDITED)  (UNAUDITED)
Revenues:
   Subscriber premiums                                    $30,831      $22,790
   Other revenue                                              554          240
                                                          -------      -------
      Total revenue                                        31,386       23,031

Expenses:
   Dental care providers' fees and claim costs             16,481       13,700
   Commissions                                              3,013        2,592
   Premium taxes                                              259          324
   General and administrative                               6,771        3,740
   Depreciation and amortization                            1,047          565
                                                          -------      -------
      Total expenses                                       27,572       20,921
                                                          -------      -------
        Operating income                                    3,814        2,109
                                                          -------      -------

Other (income) expense:
   Interest income                                           (153)         (31)
   Interest expense                                            46          949
   Other, net                                                 (10)          12
                                                          -------      -------
                                                             (117)         929
                                                          -------      -------

   Income before provision for income taxes                 3,931        1,180
   Income tax provision                                     1,694          523
                                                          -------      -------
      Net income                                          $ 2,237      $   658
                                                          =======      =======


Net income per common share                               $  0.22      $  0.12
                                                          =======      =======

Weighted average common shares outstanding                 10,156      $ 4,254
                                                          =======      =======



   The accompanying notes are an integral part of these financial statements.

                     COMPDENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                          1996           1995
                                                                                          ----           ----
                                                                                      (Unaudited)     (Unaudited)
Cash flows from operating activities
Net Income                                                                              $ 2,237         $  658
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         1,065            627
    Loss on sale of investments held for sale                                                 0             15
    Deferred income tax benefit                                                             (43)             0
    Changes in assets and liabilities:
         Premiums receivable from subscribers                                            (1,357)          (253)
         Income taxes receivable/payable                                                    939            414
         Other assets                                                                       764           (258)
         Unearned revenue                                                                 1,537            438
         Accounts payable and accrued expenses                                              687           (288)
         Other liabilities                                                               (3,208)          (351)
                                                                                        -------         ------
              Net cash provided by operating activities                                   2,621          1,001
                                                                                        -------         ------

Cash flows from investing activities:
Additions to property and equipment                                                        (247)          (205)
Proceeds from sales of investments held for sale                                              0            656
Payments made in connection with proposed
    business acquisition                                                                    (49)          (792)
Acquisition of business, net of cash acquired                                           (23,132)             0
Cash surrender value of life insurance                                                      (25)           (28)
                                                                                        -------         ------
              Net cash used in investing activities                                     (23,453)          (368)
                                                                                        -------         ------

Cash flows from financing activities:
Proceeds from (repayment of) notes payable                                                4,000           (300)
Proceeds from exercise of stock options                                                      11              0
Payments made in connection with proposed
    initial public offering                                                                   0           (156)
                                                                                        -------         ------
              Net cash provided by (used in) financing activities                         4,011           (456)
                                                                                        -------         ------

(Decrease) increase in cash and cash equivalents                                        (16,821)           177
Cash and cash equivalents, beginning of period                                           40,388          9,680
                                                                                        -------         ------
Cash and cash equivalents, end of period                                                $23,567         $9,857
                                                                                        =======         ======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                            $    29         $  644
                                                                                        =======         ======

    Income taxes                                                                        $   729         $  128
                                                                                        =======         ======



The accompanying notes are an integral part of these financial statements.

                     COMPDENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1996

1.  BASIS OF PRESENTATION

     The unaudited consolidated balance sheet as of March 31, 1996 and the unaudited consolidated statements of operations and cash flows for the three months ended March 31, 1995 and 1996, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all significant adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for these periods are also unaudited. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 1995, 1994, and the periods July 1, 1993 to December 31, 1993, and January 1, 1993 to June 30, 1993 included in the 1995 Annual Report of CompDent Corporation and its subsidiaries, (the "Company", except as the context otherwise requires) on Form 10-K. Operating results of the Company for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

2.  BUSINESS COMBINATIONS

     Effective July 5, 1995, the Company completed the acquisition of CompDent Corporation ("CompDent"), a Kentucky-based provider of managed dental care plans, and affiliated entities for an aggregate purchase price (including transaction costs) of $33.6 million. The acquisition was financed partially through borrowings of $25 million under the Company's revolving credit facility and partially with proceeds remaining from the Company's initial public offering. The acquisition of CompDent was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $34.3 million which is being amortized over 40 years.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:


     Fair value of assets acquired                                  $37,278,991
     Cash paid for assets acquired,
         net of cash acquired                                       (29,823,133)
     Acquisition costs paid                                          (1,060,156)
                                                                    -----------
     Liabilities assumed                                            $ 6,395,702
                                                                    ===========


     Effective January 8, 1996, the Company completed the acquisition of Texas Dental Plans, Inc., a Texas-based referral fee-for-service dental company, and affiliated entities ("Texas Dental"), for an aggregate cash purchase price of approximately $23.0 million. The acquisition was funded with net proceeds remaining from the Company's second stock offering. The Texas Dental acquisition was accounted for using the purchase method of accounting, with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $26.0 million which is being amortized over 40 years.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:


     Fair value of assets acquired                                  $27,778,929
     Cash paid for assets acquired,
         net of cash acquired                                       (23,132,042)
     Acquisition costs paid                                            (540,000)
                                                                    -----------
     Liabilities assumed                                            $ 4,106,887
                                                                    ===========

     Unaudited pro forma results of operations of the Company for the three months ended March 31, 1996 and 1995 are included below. Such pro forma presentation has been prepared assuming that the Texas Dental acquisition had occurred as of January 1, 1996 and the CompDent and Texas Dental acquisitions and the initial public offering and second offering had occurred as of January 1, 1995, respectively.


                                                      Three Months Ended     Three Months Ended
                                                         March 31,1996         March 31, 1995
                                                         -------------         --------------
Revenues (in thousands)                                     $31,386                $28,986
                                                            =======                =======

Income before extraordinary item (in thousands)             $ 2,237                $ 1,655
                                                            =======                =======

Net income (in thousands)                                   $ 2,237                $ 1,114
                                                            =======                =======

Net income per common share
 before extraordinary item                                  $  0.22                $  0.18
                                                            =======                =======

Net income per common share                                 $  0.22                $  0.12
                                                            =======                =======


     The pro forma results include the historical accounts of the Company, and historical accounts of the acquired businesses and pro forma adjustments including the amortization of the excess purchase price over the fair value of the net assets acquired, the amortization for the noncompete agreements entered into by the former owners of Texas Dental, the elimination of salaries and benefits paid to the former employee owners of CompDent and Texas Dental who will not be replaced, the reduction in depreciation expense to reflect the sale of certain non-operating assets to the former owners of CompDent, the elimination of interest expense assuming the repayment of debt with offering proceeds, the elimination of UniLife revenues and expenses in 1995 assuming the Company's strategy to wind down this business had been completed, and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior periods.

     On February 29, 1996, the Company signed a definitive agreement to purchase Dental Care Plus Management Corporation, an Illinois-based third-party administrator and managed dental care plan, including its affiliated company I.H.C.S., Inc. ("Dental Care Plus"). The Company subsequently obtained regulatory approval for the transaction and completed the acquisition on May 8, 1996. Under the terms of the agreement, CompDent paid $27 million in cash and assumed $11 million in accrued liabilities for Dental Care Plus. The acquisition was financed through $38 million in borrowings under the Company's reducing revolving line of credit. The transaction is subject to approval by the Illinois Department of Insurance and is expected to be completed in the second quarter of 1996. Because this acquisition was not completed until the second quarter of 1996, Dental Care Plus is not included in CompDent's first quarter results of operations and is not included in the pro forma information above. The acquisition will be accounted for using the purchase method of accounting.

3. CONTINGENT LIABILITIES

     American Prepaid Professional Services, Inc. ("American Prepaid") and its Florida subsidiary, American Dental Plan, Inc., are currently defendants to a civil complaint filed by three participating dentists (one of which has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company ("Subsidiaries"). The complaint alleges a breach of contract and seeks damages based on the failure of each Subsidiary to make capitation payments to the participating dentists for the period of time between when affected subscribers enroll and the time at which the subscribers select a dentist. The plaintiffs are attempting to bring the suit as a class action. The Company believes its interpretation and administration of the Participating Dentist Agreements are correct and, therefore, is vigorously defending the suit. While the ultimate outcome of this lawsuit cannot at this time be predicted with certainty, management does not expect that this matter will have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

Three months ended March 31, 1996 and 1995

     Revenues increased by $8.4 million, or 36.3%, to $31.4 million in the first quarter of 1996 from $23.0 million in the first quarter of 1995. This increase was primarily attributable to a net increase of $8.0 million, or 35.3%, in subscriber premiums to $30.8 million in the first quarter of 1996 from $22.8 million in the first quarter of 1995. The addition of CompDent subscriber premiums following the acquisition of this company in July 5, 1995 accounted for $8.8 million of the overall increase in subscriber premiums. Texas Dental Plans subscriber premiums provided an additional $2.3 million following the January 8, 1996 acquisition. An increase in the Company's existing subscriber base accounted for an additional $1.6 million increase in subscriber premiums. These increases in subscriber premiums were partially offset by a decrease of $4.7 million, or 98.6%, in UniLife Insurance Company ("UniLife") premiums to $69,000 in the first quarter of 1996 from $4.8 million in the first quarter of 1995. Effective October 1, 1995, UniLife reinsured all of its dental indemnity and life insurance with its dual choice partner. This completed the Company's strategy upon acquiring UniLife to wind down over time the stand-alone dental indemnity insurance business and/or to convert such business to dual choice arrangements whereby subscribers enrolled in UniLife's indemnity plans were offered the option of enrolling in a managed dental care plan sponsored by the Company.

     Other revenue increased by $314,000, or 131%, to $554,000 in the first quarter of 1996 from $240,000 in the first quarter of 1995. The increase is primarily attributable to a $249,000, or 198%, increase in indemnity income to $375,000 in the first quarter of 1996 from $126,000 in the first quarter of 1995. CompDent's Adminstrative Services Only revenue accounted for the remaining increase. Administrative Services Only revenue represents fees collected from self-funded groups in exchange for claims processing.

     Dental care providers' fees and claims costs increased $2.8 million, or 20.3%, to $16.5 million in the first quarter of 1996 from $13.7 million in the first quarter of 1995. Dental care providers' fees represent capitation payments paid to panel dentists under the Company's managed dental care plans. Dental claim costs represent amounts payable to dental care providers under the dental indemnity insurance plans offered by CompDent. Dental care providers' fees decreased to 52.4% from 55.8% of managed dental care subscriber premiums in the first quarter of 1996 and 1995, respectively, due to the addition of Texas Dental premiums with no corresponding capitation. As a referral fee-for-service dental company, Texas Dental has no capitation payments associated with its subscriber revenues. The addition of CompDent dental care providers' fees at 58.8% of subscriber premiums in the first quarter of 1996 partially offset this decrease. Under managed dental care plans, capitation payments to panel dentists from premiums paid by subscribers are fixed under the participating dental agreement regardless of the extent of services provided.

     Dental claims decreased $2.7 million, or 385.5%, to $942,000 in the first quarter of 1996 from $3.6 million in the first quarter of 1995. As discussed above, effective October 1, 1995 UniLife entered into a reinsurance agreement and, thus, incurred no claims cost after this date. Dental claims remaining relate to CompDent business of approximately $4.4 million in annual revenues whereby dentists are reimbursed for services rendered through claim payments.

     Commissions increased $421,000, or 16.2%, to $3.0 million in the first quarter of 1996 from $2.6 million in the first quarter of 1995. The addition of CompDent and Texas Dental commissions in 1996 accounted for $470,000 and $497,000, respectively, of this increase while the elimination of UniLife commissions in the first quarter of 1996 resulted in a $653,000 decrease. As a percentage of revenues, commissions decreased to 9.6% of revenues in the first quarter of 1996 from 11.3% in the quarter of 1995. This decrease related primarily to the addition of CompDent commissions at 5.3% of subscriber revenues and the elimination of UniLife commissions at

13.3% of subscriber revenues, partially offset by the addition of Texas
Dental commissions at 21.2% of subscriber revenues during the first quarter of 1996.

     Commissions on the Company's existing subscriber revenues were 10.2% in the first quarter of 1996 compared to 11.3% in the first quarter of 1995. This decrease as a percentage of revenue was attributable to the elimination of UniLife commissions which represented a higher percentage of revenue than commissions of the Company's other subsidiaries and an increase in the number of large employer groups sold. The Company's direct sales force typically plays an active role in sales and servicing large employer groups which results in a lower commission rate or no commissions being paid to independent agents with respect to these accounts. The costs associated with the increased number of sales representatives employed by the Company were reflected in general and administrative expense, rather than commissions. Historically CompDent has relied more heavily on its direct sales force than on independent agents, resulting in lower commissions as a percentage of revenues for CompDent compared to the Company's other subsidiaries. Texas Dental has a higher overall commission rate due to the fact that their independent agents are generally paid a higher commission rate than independent agents for the Company's other subsidiaries. Also, Texas Dental's direct sales representatives are paid a commission which increases Texas Dental's overall commission rate, whereas costs associated with sales representative employed by the Company's other subsidiaries are reflected in general and administrative expense.

     Premium taxes decreased as a percentage of revenues to .8% in the first quarter of 1996 compared to 1.4% in the first quarter of 1995. This decrease was a result of the addition of Texas Dental revenues and the elimination of UniLife premium revenue in the first quarter of 1996. Texas Dental is a referral fee-for-service dental company, and, accordingly, its revenues are not subject to premium tax. UniLife premiums in 1995 were subject to the Texas premium tax rate of approximately 2.5%.

     General and administrative expenses increased $3.1 million, or 81.0%, to $6.8 million in the first quarter of 1996 from $3.7 million in the first quarter of 1995. As a percentage of revenues, this expense increased to 21.6% in the first quarter of 1996 from 16.2% in the first quarter of 1995. This increase as a percentage of revenues is due to a higher general and administrative level added following the July 5, 1995 acquisition of CompDent and the January 8, 1996 acquisition of Texas Dental Plan.

     Depreciation and amortization expense increased $482,000, or 85.3%, to $1.0 million in the first quarter of 1996 from $565,000 in the first quarter of 1995. This increase is primarily attributable to the additional goodwill amortization recorded following the CompDent and Texas Dental acquisitions.

     Interest income increased $122,000, or 393.5%, to $153,000 in the first quarter of 1996 from $31,000 in the first quarter of 1995 as a result of the Company investing excess cash balances remaining from the second stock offering in August 1995.

     Interest expense decreased $903,000, or 95.2%, to $46,000 in the first quarter of 1996 from $949,000 in the first quarter of 1995. The Company repaid its existing indebtedness on June 1, 1995, with the proceeds from its initial public offering. On May 7, 1996, the Company borrowed $38.0 million on its revolving line of credit to finance its acquisition of Dental Care Plus and will, therefore, record increased interest expense in the second quarter of 1996. Any future acquisitions may cause the Company to again incur indebtedness under its revolving credit facility or otherwise.

     In the first quarter of 1996, the Company's effective income tax rate decreased to 43.1% compared to 44.3% in the first quarter of 1995. The decrease is primarily attributable to tax free interest income included in pretax income for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash in the three months ended March 31, 1996 have been operating activities and borrowings under its revolving line of credit. The primary use of cash for the period was the acquisition of Texas Dental.

     Cash flows from operating activities were $2.6 million and $1.0 million for the first quarter of 1996 and 1995, respectively. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to panel dentists, claims paid, brokers' and agents' commissions and general and administrative expenses. The Company receives premium payments in advance of anticipated capitation payments and claims and invests cash balances in excess of current needs in interest-bearing accounts.

     Cash used in investing activities was $23.5 million and $368,000 for the first quarter of 1996 and 1995, respectively. The increase in cash used in the first quarter of 1996 relates primarily to $23.1 million used to acquire Texas Dental on January 8, 1996. The Company expects to make additional capital expenditures in excess of $3.0 million during the remainder of 1996 for further enhancements to its computer and telephone equipment and purchases of furniture and equipment for new office space to be occupied in late 1996.

     Cash flows from financing activities in the first quarter of 1996 were $4.0 million, representing borrowings under the Company's revolving line of credit to payoff intercompany borrowings to its regulated subsidiary companies at quarter-end. Cash used in financing activities was $456,000 in the first quarter of 1995, for debt repayment and payments made in connection with the initial public offering.

     On June 30, 1995, the Company obtained a reducing revolving $35 million line of credit (the "Credit Facility") from banks and on July 5, 1995, to partially finance the acquisition of CompDent, the Company borrowed $25 million under the Credit Facility. During the second quarter of 1996 the Credit Facility was amended to increase the available line of credit to $65 million. The Credit Facility as amended requires, beginning at the end of three and one-half years from the date of closing, a 33% reduction per year in available and outstanding borrowings. Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus up to 1/4% or LIBOR plus up to 1 3/4%, with the margin over the prime rate and LIBOR decreasing as the ratio of consolidated debt to EBITDA decreases. Currently borrowings under the Credit Facility bear interest at the prime rate. The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits the Company from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments, and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's direct and indirect subsidiaries. The Company had $4 million of borrowings outstanding as of March 31, 1996 under the Credit Facility. On May 7, 1996, the Company borrowed $38 million under the Credit Facility to finance the acquisition of Dental Care Plus.

     The Company believes that cash flow generated by operations will be sufficient to fund its normal working capital needs and capital expenditures for at least the next twenty-four months because cash receipts are principally premium revenue received prior to expected capitation payments and claims for dental services and the Company's operations are not capital intensive. Additional financing, under the Credit Facility or otherwise, would be required in connection with an acquisition or acquisitions which the Company may consummate in the future.

     Under applicable insurance laws of most states in which the Company conducts business, the Company's subsidiary operating in the particular state is required to maintain a minimum level of net worth and reserves. In general, minimum capital requirements are more stringent for insurance companies, such as UniLife. The Company may be required from time to time to invest funds in one or more of its subsidiaries to meet regulatory capital requirements. Applicable laws generally limit the ability of the Company's subsidiaries to pay dividends to the extent that required regulatory capital would be impaired, and dividend payments are further restricted under the Credit Facility.

RECENTLY ISSUED ACCOUNTING STANDARDS

     During the first quarter of 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Implementing the requirements of SFAS No. 121 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

     Also during the first quarter of 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company has chosen to continue to apply the accounting provisions of Accounting Principles Board
(APB) No. 25, "Accounting for Stock Issued to Employees," to its stock-based employee compensation arrangements. Implementing the disclosure provisions of SFAS No. 123 which supersede the disclosure requirements of APB No. 25 did not have any material effect on the Company's financial position, results of operations, or cash flows.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported in the Company's Form 10-K for the period ending December 31, 1995, the Company's subsidiaries, American Prepaid Professional Services, Inc. ("American Prepaid") and American Dental Plan, Inc. are currently defendants to a civil complaint filed on September 8, 1994 in the Circuit Court of Alachua County, Florida, by three participating dentists (one of whom has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company. No material developments with regard to that action have taken place since the previous report (See "Notes to Consolidated Unaudited Financial Statements -- Contingent Liabilities").

     The Company is not a party to any other material legal proceeding.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

     (a)  Exhibits.

          2.4 Stock Purchase Agreement by and among American Prepaid and Daniel Heiman, individually and as trustee of each of the Scott Heiman Trust and the Cynthia Heiman Trust, Barney P. Randol, Texas Dental Plans, Inc., Dental Plans International, Inc. and Dental Providers Resources, Inc. dated as of January 8, 1996(1)

          2.5 Asset Purchase Agreement by and among American Prepaid and National Dental Plans, Inc. and certain of its shareholders dated as of January 8, 1996(1)

          2.6 Stock Purchase Agreement by and among American Prepaid and Theodore Tannebaum, Sven Philip-Sorenson, Dental Care Plus Management, Corp. and I.H.C.S., Inc. dated as of February 28, 1996, as amended (2)

        *10.1 Employment agreement dated February 1, 1996 by and between CompDent and Bruce A. Mitchell.

        *27      Financial Data Schedule (for SEC use only).


     (b) Reports on Form 8-K.

         Reports on Form 8-K and Form 8-K/A were filed with the Securities and Exchange Commission on January 11, 1996 and March 8, 1996, respectively. The following items were reported in the Forms 8-K.

         1.      Item 2.  Acquisition or Disposition of Assets

         2.      Item 7.  Financial Statements, Pro Forma Financial Information
                          and Exhibits.
         The following historical financial statements (including the notes thereto) were contained in the Form 8-K/A:

         (i) Combined Balance Sheet of Texas Dental Plans, Inc. and Affiliates as of December 31, 1995;

         (ii) Combined Statement of Income of Texas Dental Plans, Inc. and Affiliates for the year ended December 31, 1995

         (iii) Combined Statement of Stockholders' Deficit and Equity of Texas Dental Plans, Inc. and Affiliates for the year ended December 31, 1995; and

         (iv) Combined Statement of Cash Flows of Texas Dental Plans, Inc. and Affiliates for the year ended December 31, 1995.



         The following Unaudited Pro Forma Condensed Combined Financial Statements (including the notes thereto) were contained in the Form 8-K/A:

         (i) Unaudited Pro Forma Condensed Consolidated Balance Sheet of CompDent Corporation as of December 31, 1995; and

         (ii)    Unaudited Pro Forma Condensed Consolidated Statement of
                 Income of CompDent Corporation for the year ended December 31, 1995.

___________

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities an Exchange Commission on January 11, 1996 and incorporated herein by reference thereto.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1996 and incorporated herein by reference thereto.

 *   Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COMPDENT CORPORATION


Date: May 10, 1996                By:  /s/ Sharon S. Graham
                                       -------------------------------------
                                       Sharon S. Graham
                                       Treasurer and Chief Financial Officer
                                       (Signing as duly authorized officer and
                                       chief financial officer)

                                 EXHIBIT INDEX




10.1 Employment Agreement dated February 1, 1996 by and between CompDent Corporation and Bruce A. Mitchell.

27       Financial Data Schedule (for SEC use only).