Form 10-Q
period 1996-06-30
COMPDENT CORP
filed 1996-08-14
CIK 941553

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

(MARK ONE)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                         OR
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-26090

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                OUTSTANDING AT AUGUST 10, 1996
- ---------------------------------------------     ---------------------------------------------
        Common Stock, $.01 par value                               10,064,393

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     COMPDENT CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                           PAGE
                                                                                           ----
Part I.    Financial Information
           Item 1.  Financial Statements.................................................   2
           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................   9
Part II.   Other Information
           Item 1.  Legal Proceedings....................................................  14
           Item 6.  Exhibits and Reports Filed on Form 8-K...............................  14
Signatures...............................................................................  15
Exhibit Index............................................................................  16

                         PART I.  FINANCIAL INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risk associated with the successful completion of new acquisitions, the effective integration of new acquisitions, general competitive and pricing pressures in the marketplace, and continued growth in the dental coverage marketplace. Other risk factors are listed in the Company's Prospectus and in required filings with the U.S. Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS

                     COMPDENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      DECEMBER 31,
                                                                                          1995
                                                                       JUNE 30,         --------
                                                                         1996
                                                                       --------
                                                                      (UNAUDITED)
                                              ASSETS
Current assets:
  Cash and cash equivalents.........................................   $  26,082        $ 40,388
  Premiums receivable from subscribers..............................       4,022           3,374
  Dental indemnity premiums due and unpaid..........................         326             263
  Income taxes receivable...........................................         239               0
  Assets held for sale..............................................           0             532
  Deferred income taxes.............................................       4,838           1,416
  Other current assets..............................................         494             281
                                                                        --------        --------
          Total current assets......................................      36,001          46,254
                                                                        --------        --------
Restricted funds....................................................       2,063           1,463
Property and equipment, net of accumulated depreciation.............       2,056           1,937
Excess of purchase price over net assets acquired...................     135,330          71,063
Noncompetition agreement............................................       1,259           1,521
Unamortized loan fees...............................................         245             172
Reinsurance receivable..............................................       5,423           6,332
Cash surrender value of officers' life insurance....................         120             155
Deferred income taxes...............................................         597             243
Other assets........................................................         978             256
                                                                        --------        --------
                                                                       $ 184,072        $129,396
                                                                        ========        ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Unearned revenue..................................................   $  11,842        $ 10,300
  Accounts payable and accrued expenses.............................      12,904           7,372
  Accrued interest payable..........................................         354               0
  Income taxes payable..............................................           0             883
  Life policy and contract claims reserves..........................          68              37
  Dental claims reserves............................................       1,172           2,437
  Other current liabilities.........................................         698              12
                                                                        --------        --------
          Total current liabilities.................................      27,038          21,041
                                                                        --------        --------
Aggregate reserves for life policies and contracts..................       5,339           5,323
Aggregate reserves for dental contracts.............................           0             172
Notes payable.......................................................      44,115               0
Deferred compensation expense.......................................         360             384
Other liabilities...................................................         344             299
                                                                        --------        --------
          Total liabilities.........................................      77,196          27,219
                                                                        --------        --------
Commitments and contingencies (Note 3)
Stockholders' equity:
  Common stock......................................................         101             100
  Additional paid-in capital........................................      95,761          95,707
  Retained earnings.................................................      11,014           6,370
                                                                        --------        --------
          Total stockholders' equity................................     106,876         102,177
                                                                        --------        --------
                                                                       $ 184,072        $129,396
                                                                        ========        ========

   The accompanying notes are an integral part of these financial statements.

                     COMPDENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                        ------------------------
                                                                           1996         1995
                                                                        -----------  -----------
                                                                        (UNAUDITED)  (UNAUDITED)
Revenues:
  Subscriber premiums.................................................    $33,384       $23,238
  Other revenue.......................................................      1,377           238
                                                                          -------       -------
          Total revenue...............................................     34,761        23,476
                                                                          -------       -------
Expenses:
  Dental care providers' fees and claim costs.........................     17,967        13,832
  Commissions.........................................................      3,091         2,674
  Premium taxes.......................................................        264           353
  General and administrative..........................................      7,831         3,896
  Depreciation and amortization.......................................      1,287           533
                                                                          -------       -------
          Total expenses..............................................     30,440        21,288
                                                                          -------       -------
          Operating income............................................      4,321         2,188
                                                                          -------       -------
Other (income) expense:
  Interest income.....................................................       (145)          (96)
  Interest expense....................................................        434           630
  Other, net..........................................................       (299)           (7)
                                                                          -------       -------
                                                                              (10)          527
                                                                          -------       -------
          Income before provision for income taxes and extraordinary
            item......................................................      4,331         1,661
Income tax provision..................................................      1,924           709
                                                                          -------       -------
          Net income before extraordinary item........................      2,407           952
Extraordinary loss, net of applicable tax benefit of $305.............          0          (498)
                                                                          -------       -------
          Net income..................................................    $ 2,407       $   454
                                                                          =======       =======
Income per common share:
  Income before extraordinary item....................................    $  0.24       $  0.15
  Extraordinary loss..................................................    $  0.00       $ (0.09)
                                                                          -------       -------
          Net income per common share.................................    $  0.24       $  0.06
                                                                          =======       =======
Weighted average common shares outstanding............................     10,185         5,903
                                                                          =======       =======

   The accompanying notes are an integral part of these financial statements.

                     COMPDENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      --------------------------
                                                                         1996           1995
                                                                      -----------    -----------
                                                                      (UNAUDITED)    (UNAUDITED)
Revenues:
  Subscriber premiums...............................................    $64,215         $46,028
  Other revenue.....................................................      1,932             479
                                                                        -------         -------
          Total revenue.............................................     66,147          46,507
                                                                        -------         -------
Expenses:
  Dental care providers' fees and claim costs.......................     34,448          27,532
  Commissions.......................................................      6,104           5,266
  Premium taxes.....................................................        523             677
  General and administrative........................................     14,603           7,636
  Depreciation and amortization.....................................      2,334           1,099
                                                                        -------         -------
          Total expenses............................................     58,012          42,210
                                                                        -------         -------
          Operating income..........................................      8,135           4,297
                                                                        -------         -------
Other (income) expense:
  Interest income...................................................       (298)           (127)
  Interest expense..................................................        480           1,579
  Other, net........................................................       (309)              4
                                                                        -------         -------
                                                                           (127)          1,456
                                                                        -------         -------
          Income before provision for income taxes and extraordinary
            item....................................................      8,262           2,841
Income tax provision................................................      3,618           1,232
                                                                        -------         -------
          Net income before extraordinary item......................      4,644           1,609
Extraordinary loss, net of applicable tax benefit of $305...........          0            (498)
                                                                        -------         -------
          Net income................................................    $ 4,644         $ 1,111
                                                                        =======         =======
Income per common share:
  Income before extraordinary item..................................    $  0.46         $  0.27
  Extraordinary loss................................................    $  0.00         $ (0.10)
                                                                        -------         -------
          Net income per common share...............................    $  0.46         $  0.17
                                                                        =======         =======
Weighted average common shares outstanding..........................     10,191           5,084
                                                                        =======         =======

   The accompanying notes are an integral part of these financial statements.

                     COMPDENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       ----------------------------
                                                                          1996             1995
                                                                       -----------      -----------
                                                                       (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
  Net Income.......................................................    $  4,644         $  1,111
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization..............................       2,374            1,196
        (Gain) loss on sale of assets held for sale................        (309)              14
        Extraordinary loss.........................................           0              803
        Deferred income tax expense (benefit)......................         327             (288)
        Changes in assets and liabilities:
          Premiums receivable from subscribers.....................         586             (391)
          Income taxes receivable/payable..........................      (1,126)             133
          Other assets.............................................         382             (245)
          Unearned revenue.........................................         814              981
          Accounts payable and accrued expenses....................        (538)            (542)
          Other liabilities........................................      (2,584)            (343)
                                                                       --------          -------
              Net cash provided by operating activities............       4,570            2,429
                                                                       --------          -------
Cash flows from investing activities:
  Additions to property and equipment..............................        (609)            (585)
  Increase in restricted cash......................................        (600)
  Proceeds from sales of assets held for sale......................         911              656
  Payments made in connection with proposed business acquisition...           0             (820)
  Acquisition of businesses, net of cash acquired..................     (62,468)               0
  Cash surrender value of life insurance...........................          35              (27)
                                                                       --------          -------
              Net cash used in investing activities................     (62,731)            (776)
                                                                       --------          -------
Cash flows from financing activities:
  Proceeds from (repayment of) notes payable.......................      44,000          (26,600)
  Repayment of subordinated notes..................................           0           (7,947)
  Retirement of preferred stock....................................           0           (5,377)
  Loan fees paid...................................................        (113)               0
  Proceeds from issuance of common stock...........................           0           51,442
  Proceeds from exercise of stock options..........................          55                0
  Payments made in connection with proposed public offering........         (87)               0
  Other............................................................           0              (34)
                                                                       --------          -------
              Net cash provided by financing activities............      43,855           11,484
                                                                       --------          -------
(Decrease) increase in cash and cash equivalents...................     (14,306)          13,137
Cash and cash equivalents, beginning of period.....................      40,388            9,680
                                                                       --------          -------
Cash and cash equivalents, end of period...........................    $ 26,082         $ 22,817
                                                                       ========          =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest...................................................    $    126         $  1,708
                                                                       ========          =======
        Income taxes...............................................    $  4,412         $    793
                                                                       ========          =======

   The accompanying notes are an integral part of these financial statements.

                     COMPDENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1.  BASIS OF PRESENTATION

     The unaudited consolidated balance sheet as of June 30, 1996 and the unaudited consolidated statements of operations and cash flows for the three and six months ended June 30, 1995 and 1996, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all significant adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for these periods are also unaudited. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 1995, 1994, and the periods July 1, 1993 to December 31, 1993, and January 1, 1993 to June 30, 1993 included in the 1995 Annual Report of CompDent Corporation and its subsidiaries, (the "Company", except as the context otherwise requires) on Form 10-K. Operating results of the Company for the six months or the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

2.  BUSINESS COMBINATIONS

     Effective May 8, 1996, the Company acquired all of the outstanding capital stock and options of Dental Care Plus Management, Corp. ("Dental Care"). The aggregate purchase price for Dental Care and its wholly-owned subsidiary, IHCS, was $38 million, of which the Company paid approximately $27 million in cash and assumed approximately $11 million in accrued liabilities. Dental Care and its subsidiary IHCS are based in Chicago, Illinois and provide managed dental care services through a network of dental care providers. Dental Care also acts as a third party administrator and provides management services to Health Care Systems, a non-profit dental company. The Company financed the purchase of Dental Care as well as satisfaction of the assumed liabilities by drawing down the Company's revolving credit facility. The acquisition of Dental Care was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess cost over fair value of net assets acquired of $39.7 million which is being amortized over 40 years.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

    Fair value of assets acquired...........................................  $44,412,858
    Cash paid for assets acquired, net of cash acquired.....................  (26,836,356)
    Acquisition costs paid..................................................     (842,535)
                                                                              -----------
    Liabilities assumed.....................................................  $16,733,967
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

                     COMPDENT CORPORATION AND SUBSIDIARIES

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

    Fair value of assets acquired..........................................  $ 27,778,929
    Cash paid for assets acquired, net of cash acquired....................   (23,132,042)
    Acquisition costs paid.................................................      (540,000)
                                                                              -----------
    Liabilities assumed....................................................  $  4,106,887
                                                                              ===========

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

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

    Fair value of assets acquired..........................................  $ 37,278,991
    Cash paid for assets acquired, net of cash acquired....................   (29,823,133)
    Acquisition costs paid.................................................    (1,060,156)
                                                                              -----------
    Liabilities assumed....................................................  $  6,395,702
                                                                              ===========

     Unaudited pro forma results of operations of the Company for the six months ended June 30, 1996 and 1995 are included below. Such pro forma presentation has been prepared assuming that the Dental Care and Texas Dental acquisitions had occurred as of January 1, 1996 and the Dental Care, Texas Dental, and CompDent acquisitions and the initial public offering and second offering had occurred as of January 1, 1995, respectively.

                                                                SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                    JUNE 30,           JUNE 30,
                                                                      1996               1995
                                                                ----------------   ----------------
Revenues (in thousands).......................................      $ 72,322           $ 55,102
                                                                     =======            =======
Income before extraordinary item (in thousands)...............      $  3,491           $  1,284
                                                                     =======            =======
Net income (in thousands).....................................      $  3,491           $    786
                                                                     =======            =======
Net income per common share before extraordinary item.........      $   0.34           $   0.13
                                                                     =======            =======
Net income per common share...................................      $   0.34           $   0.08
                                                                     =======            =======

     The pro forma results include the historical accounts of the Company, and historical accounts of the acquired businesses and pro forma adjustments including the amortization of the excess purchase price over the fair value of the net assets acquired, the amortization for the noncompete agreements entered into by the former owners of Texas Dental, the reduction of revenues for an intercompany management fee charged by Dental Care to its subsidiary IHCS, the elimination of consulting costs incurred by Dental Care under various contractual arrangements with related entities of Dental Care which were terminated upon the Company's purchase of Dental Care, the elimination of salaries and benefits paid to the former employee owners of CompDent and Texas Dental who will not be replaced, the reduction in depreciation expense to reflect the sale of certain non-operating assets to the former

                     COMPDENT CORPORATION AND SUBSIDIARIES
employee owners of CompDent, the elimination of interest expense assuming the repayment of debt with offering proceeds, and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior periods.

3.  CONTINGENT LIABILITIES

     American Prepaid Professional Services, Inc. ("American Prepaid") and its Florida subsidiary, American Dental Plan, Inc., are currently defendants to a civil complaint filed by three participating dentists (one of which has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company ("Subsidiaries"). The complaint alleges a breach of contract and seeks damages based on the failure of each Subsidiary to make capitation payments to the participating dentists for the period of time between when affected subscribers enroll and the time at which the subscribers select a dentist. The plaintiffs are attempting to bring the suit as a class action. The plaintiffs have filed a motion for reconsideration, which is set for hearing on August 19, 1996. The Company believes that they are likely to appeal the order denying class certification if they are unsuccessful on their motion for reconsideration. During the pendency of an appeal, it is up to the trial judge to decide whether to allow the case to proceed as to the two plaintiffs.

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

  Three months ended June 30, 1996 and 1995

     Revenues increased by $11.3 million, or 48.1%, to $34.8 million in the second quarter of 1996 from $23.5 million in the second quarter of 1995. This increase was primarily attributable to a net increase of $10.2 million, or 43.7%, in subscriber premiums to $33.4 million in the second quarter of 1996 from $23.2 million in the second quarter of 1995. The addition of CompDent subscriber premiums following the acquisition of this company in July 1995 accounted for $8.9 million of the overall increase in subscriber premiums. Texas Dental Plans, acquired in January 1996, and Dental Care, acquired in May 1996, subscriber premiums provided an additional $2.1 million and $2.4 million, respectively. An increase in the Company's existing subscriber base accounted for an additional $1.6 million increase in subscriber premiums. These increases in subscriber premiums were partially offset by a decrease of $4.8 million, or 100.0%, in UniLife Insurance Company ("UniLife") premiums which were recorded in the second quarter of 1995. Effective October 1, 1995, UniLife reinsured all of its dental indemnity and life insurance with its dual choice partner. This completed the Company's strategy upon acquiring UniLife to wind down over time the stand-alone dental indemnity insurance business and/or to convert such business to dual choice arrangements whereby subscribers enrolled in UniLife's indemnity plans were offered the option of enrolling in a managed dental care plan sponsored by the Company.

     Other revenue increased by $1.1 million, or 479.0%, to $1.4 million in the second quarter of 1996 from $238,000 in the second quarter of 1995. The increase is primarily attributable to $823,000 of Dental Care third party administrator fees and management fees recorded in the second quarter of 1996 following the May 1996 Dental Care acquisition. Also contributing to the overall increase were UniLife reinsurance fees and CompDent Administrative Services Only revenue. Administrative Services Only revenue represents fees collected from self-funded groups in exchange for claims processing.

     Dental care providers' fees and claims costs increased $4.2 million, or 29.9%, to $18.0 million in the second quarter of 1996 from $13.8 million in the second quarter of 1995. Dental care providers' fees represent capitation payments paid to panel dentists under the Company's managed dental care plans. Dental claim costs represent amounts payable to dental care providers under the dental indemnity insurance plans offered by CompDent. Dental care providers' fees decreased to 53.2% from 54.8% of managed dental care subscriber premiums in the second quarter of 1996 and 1995, respectively, due to the addition of Texas Dental premiums with no corresponding capitation. As a referral fee-for-service dental company, Texas Dental has no capitation payments associated with its subscriber revenues. The addition of CompDent and Dental Care dental care providers' fees at 60.4% and 62.4%, respectively, of subscriber premiums in the second quarter of 1996 partially offset this decrease. Under managed dental care plans, capitation payments to panel dentists from premiums paid by subscribers are fixed under the participating dental agreement regardless of the extent of services provided.

     Dental claims decreased $2.8 million, or 75.9%, to $877,000 in the second quarter of 1996 from $3.7 million in the second quarter of 1995. As discussed above, effective October 1, 1995 UniLife entered into a reinsurance agreement and, thus, incurred no claims cost after this date. Dental claims remaining relate to CompDent business of approximately $4.6 million in annual revenues whereby dentists are reimbursed for services rendered through claim payments.

     Commissions increased $417,000, or 15.6%, to $3.1 million in the second quarter of 1996 from $2.7 million in the second quarter of 1995. The addition of CompDent, Texas Dental, and Dental Care commissions in 1996 accounted for $489,000, $493,000, and $25,000, respectively, of this increase while the elimination of UniLife commissions in the second quarter of 1996 resulted in a $608,000 decrease. As a percentage of revenues, commissions decreased to 8.9% of revenues in the second quarter of 1996 from 11.4% in the second quarter of 1995. This decrease related primarily to the addition of CompDent and Dental Care commissions at 5.4% and
 .8%, respectively, of revenues and the elimination of UniLife commissions at 12.6% of revenues, partially offset by the addition of Texas Dental commissions at 23.2% of revenues during the second quarter of 1996.

     Commissions on the Company's existing revenues were 10.2% in the second quarter of 1996 compared to 11.4% in the second quarter of 1995. This decrease as a percentage of revenue was attributable to the elimination of UniLife commissions which represented a higher percentage of revenue than commissions of the Company's other subsidiaries and an increase in the number of large employer groups sold. The Company's direct sales force typically plays an active role in sales and servicing large employer groups which results in a lower commission rate or no commissions being paid to independent agents with respect to these accounts. The costs associated with the increased number of sales representatives employed by the Company were reflected in general and administrative expense, rather than commissions. Historically CompDent and Dental Care have relied more heavily on their direct sales forces than on independent agents, resulting in lower commissions as a percentage of revenues for CompDent and Dental Care compared to the Company's other subsidiaries. Texas Dental has a higher overall commission rate due to the fact that their independent agents are generally paid a higher commission rate than independent agents for the Company's other subsidiaries.

     Premium taxes decreased as a percentage of revenues to .8% in the second quarter of 1996 compared to 1.5% in the second quarter of 1995. This decrease was a result of the addition of Texas Dental and Dental Care revenues and the elimination of UniLife premium revenue in the second quarter of 1996. Texas Dental is a referral fee-for-service dental company, and, accordingly, its revenues are not subject to premium tax in the state of Texas. Dental Care revenues are not subject to a premium tax in the state of Illinois. UniLife premiums in 1995 were subject to the Texas premium tax rate of approximately 2.5%.

     General and administrative expenses increased $3.9 million, or 101.1%, to $7.8 million in the second quarter of 1996 from $3.9 million in the second quarter of 1995. As a percentage of revenues, this expense increased to 22.5% in the second quarter of 1996 from 16.6% in the second quarter of 1995. This increase as a percentage of revenues is due to a higher general and administrative level added following the July 1995 acquisition of CompDent, the January 1996 acquisition of Texas Dental, and the May 1996 acquisition of Dental Care.

     Depreciation and amortization expense increased $754,000, or 141.5%, to $1.3 million in the second quarter of 1996 from $533,000 in the second quarter of 1995. This increase is primarily attributable to the additional goodwill amortization recorded following the CompDent, Texas Dental, and Dental Care acquisitions.

     Interest income increased $49,000, or 51.0%, to $145,000 in the second quarter of 1996 from $96,000 in the second quarter of 1995 as a result of the Company investing excess cash balances remaining from the second stock offering in August 1995.

     Interest expense decreased $196,000 or 31.1%, to $434,000 in the second quarter of 1996 from $630,000 in the second quarter of 1995. During the second quarter of 1995, the Company had approximately $34.5 million in outstanding borrowings from the beginning of the quarter until June 1, 1995 when all indebtedness was repaid with proceeds from the initial public offering. During the second quarter of 1996, the Company had no outstanding indebtedness until May 7, 1996 when the Company borrowed $38.0 million on its revolving line of credit to finance its acquisition of Dental Care Plus. Interest expense decreased, however, from the second quarter of 1995 to the second quarter of 1996 as the Company's borrowing rate decreased from 10% to 6.7%, respectively. Amortization of loan fees also decreased from the second quarter of 1995 to the second quarter of 1996 due to lower loan fees paid for the existing credit facility than were paid for the credit facility outstanding in the second quarter of 1995. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

     In the second quarter of 1996, the Company's effective income tax rate increased to 44.4% compared to 42.7% in the second quarter of 1995. The increase is primarily attributable to additional nondeductible goodwill amortization recorded in the second quarter of 1996 following the recent acquisitions.

     In June 1, 1995, in conjunction with the repayment of existing indebtedness, the Company wrote off unamortized loan fees of $498,000, net of a tax benefit of $305,000. This write-off is presented as an extraordinary item for the three months ended June 30, 1995.

  Six months ended June 30, 1996 and 1995

     Revenues increased by $19.6 million, or 42.2%, to $66.1 million in the six months ended June 30, 1996 from $46.5 million in the six months ended June 30, 1995. This increase was primarily attributable to a net increase of $18.2 million, or 39.5%, in subscriber premiums to $64.2 million in the six months ended June 30, 1996 from $46.0 million in the six months ended June 30, 1995. Subscriber premiums from CompDent, Texas Dental, and Dental Care accounted for $17.7 million, $4.5 million, and $2.4 million, respectively, of the overall increase in subscriber premiums. An additional $3.2 million of the increase was a result of increases in the Company's existing subscriber base over the same period in 1995. These increases in subscriber premiums were partially offset by a decrease of $9.6 million, or 100.0%, in UniLife premiums as a result of the Company entering into a reinsurance agreement for these premiums which was effective October 1995.

     Other revenue increased by $1.5 million, or 303.5%, to $1.9 million in the six months ended June 30, 1996 from $479,000 in the six months ended June 30, 1995. Dental Care third party administrator fees and management fees recorded in the six months ended June 30, 1996 accounted for $823,000 of this increase, while UniLife reinsurance fees and CompDent administrative services only revenue accounted for most of the remaining increase.

     Dental care providers' fees and claims costs increased $6.9 million, or 25.1%, to $34.4 million in the six months ended June 30, 1996 from $27.5 million in the six months ended June 30, 1995. Dental care providers' fees decreased to 52.7% from 55.3% of managed dental care subscriber premiums in the six months ended June 30, 1996 and 1995, respectively, due to the addition of Texas Dental premiums with no corresponding capitation. Partially offsetting this decrease was the addition of CompDent and Dental Care dental care providers' fees at 59.6% and 62.4%, respectively, of subscriber premiums in the six months ended June 30, 1996. Dental claims decreased $5.5 million, or 75.1%, to $1.8 million in the six months ended June 30, 1996 from $7.3 million in the six months ended June 30, 1995 due to the reinsurance of the UniLife book of business effective October 1995.

     Commissions had a net increase of $838,000, or 15.9%, to $6.1 million in the six months ended June 30, 1996 from $5.3 million in the six months ended June 30, 1995. The additional CompDent, Texas Dental, and Dental Care commissions accounted for $959,000, $990,000, and $25,000, respectively, of the overall increase in commissions, while the elimination of UniLife commissions in the six months ended June 30, 1996 resulted in a $1.3 million decrease. As a percentage of revenues, commissions decreased to 9.3% of revenues in the six months ended June 30, 1996 from 11.3% in the six months ended June 30, 1995. This decrease related primarily to the addition of CompDent and Dental Care commissions at 5.3% and .8%, respectively, of revenues and the elimination of UniLife commissions at 12.9% of revenues, partially offset by the addition of Texas Dental commissions at 22.1% of revenues during the six months ended June 30, 1996. Commissions on the Company's existing revenues were 10.3% in the six months ended June 30, 1996 compared to 11.3% in the six months ended June 30, 1995. The elimination of UniLife commissions and an increase in the number of large employer groups sold both contributed to this decrease.

     Premium taxes decreased as a percentage of revenues to .8% in the six months ended June 30, 1996 compared to 1.5% in the six months ended June 30, 1995. This decrease was a result of the addition of Texas Dental and Dental Care revenues which are not subject to premium tax and the elimination of UniLife premium revenues which were subject to a higher premium tax rate.

     General and administrative expenses increased $7.0 million, or 91.3%, to $14.6 million in the six months ended June 30, 1996 from $7.6 million in the six months ended June 30, 1995. As a percentage of revenues, this expense increased to 22.1% in the six months ended June 30, 1996 from 16.4% in the six months ended June 30, 1995. This increase as a percentage of revenues is due to a higher general and administrative level added following the

CompDent, Texas Dental, and Dental Care acquisitions.

     Depreciation and amortization expense increased $1.2 million, or 112.4%, to $2.3 million in the six months ended June 30, 1996 from $1.1 in the six months ended June 30, 1995. This increase was primarily attributable to the additional goodwill amortization recorded following the CompDent, Texas Dental, and Dental Care acquisitions.

     Interest income increased $171,000, or 134.6%, to $298,000 in the six months ended June 30, 1996 from $127,000 in the six months ended June 30, 1995 as a result of the Company investing excess cash balances remaining from the second stock offering in August 1995.

     Interest expense decreased $1.1 million, or 69.6%, to $480,000 in the six months ended June 30, 1996 from $1.6 million in the six months ended June 30, 1995. The Company had outstanding borrowings during most of the first six months of 1995 until proceeds from the initial public offering were used to repay the existing indebtedness on June 1, 1995. The Company had no outstanding borrowings during the six months ended June 30, 1996 until May 7, 1996 when the Company borrowed $38.0 million on its revolving line of credit to finance its acquisition of Dental Care. Therefore, interest expense decreased significantly from the six months ended June 30, 1995 to the same period in 1996. Any future acquisitions may cause the Company to again incur indebtedness under its revolving credit facility or otherwise.

     In the six months ended June 30, 1996, the Company's effective income tax rate increased slightly to 43.8% compared to 43.4% in the six months ended June 30, 1995. Additional nondeductible goodwill amortization recorded in the six months ended June 30, 1996 contributed to an increase in the Company's effective tax rate, while tax free interest income recorded during this period partially offset this increase.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash in the six months ended June 30, 1996 have been operating activities and borrowings under its revolving line of credit. The primary uses of cash for the period were the acquisitions of Texas Dental and Dental Care.

     Cash flows from operating activities were $4.6 million and $2.4 million for the six months ended June 30, 1996 and 1995, respectively. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to panel dentists, claims paid, brokers' and agents' commissions, general and administrative expenses, and income tax payments. The Company receives premium payments in advance of anticipated capitation payments and claims and invests cash balances in excess of current needs in interest-bearing accounts.

     Cash used in investing activities was $62.7 million and $776,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash used during the six months ended June 30, 1996 relates primarily to $62.5 million used to acquire Texas Dental and Dental Care in January and May 1996, respectively. The Company expects to make additional capital expenditures in excess of $2.5 million during the remainder of 1996 for further enhancements to its computer and telephone equipment and purchases of furniture and equipment for new office space to be occupied in late 1996.

     Cash flows from financing activities in the six months ended June 30, 1996 were $44.0 million, representing borrowings under the Company's revolving line of credit to finance the acquisition of Dental Care and to payoff intercompany borrowings to its regulated subsidiary companies at quarter-end. Cash provided by financing activities was $11.5 in the six months ended June 30, 1995, which primarily represents the net of initial public offering proceeds of $51.4 million and the use of $39.9 million of these proceeds to payoff outstanding indebtedness and retire preferred stock.

     On June 30, 1995, the Company obtained a reducing revolving $35 million line of credit (the "Credit Facility") from banks and on July 5, 1995, to partially finance the acquisition of CompDent, the Company borrowed $25 million under the Credit Facility. During the six months ended June 30, 1996 the Credit Facility was amended to increase the available line of credit to $65 million. On May 7, 1996, the Company borrowed $38 million under the Credit Facility to finance the acquisition of Dental Care. The Credit Facility as amended requires, beginning at the end of three and one-half years from the date of closing, a 33% reduction per year in available and outstanding borrowings. Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus up to 1/4% or LIBOR plus up to 1 3/4%, with the margin over the prime rate and LIBOR decreasing as the ratio of consolidated debt to EBITDA decreases. Currently borrowings under the Credit Facility bear interest at the LIBOR-based rate. The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits the Company from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments, and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's direct and indirect subsidiaries. The Company had $44 million of borrowings outstanding as of June 30, 1996 under the Credit Facility.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     During the first quarter of 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Implementing the requirements of SFAS No. 121 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported in the Company's Form 10-K for the period ending December 31, 1995, the Company's subsidiaries, American Prepaid Professional Services, Inc. ("American Prepaid") and American Dental Plan, Inc. are currently defendants to a civil complaint filed on September 8, 1994 in the Circuit Court of Alachua County, Florida, by three participating dentists (one of whom has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company. See "Notes to Consolidated Unaudited Financial Statements -- Contingent Liabilities" for a discussion of material developments with regard to that action which have taken place since the previous report.

     The Company is not a party to any other material legal proceeding.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

     (a) Exhibits.

        10.1 First Amendment to Credit Facility

     (b) Reports on Form 8-K.

          Reports on Form 8-K and Form 8-K/A were filed with the Securities and Exchange Commission on May 23, 1996, July 22, 1996, and July 26, 1996, respectively. The following items were reported in the Forms 8-K.

           1. Item 2. Acquisition or Disposition of Assets

           2. Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

           The following historical financial statements (including the notes thereto) were contained in the Forms 8-K/A:

             (i) Financial Statements of Dental Care Plus Management, Corp. as of and for the years ended December 31, 1995 and 1994;

             (ii) Financial Statements of I.H.C.S., Inc. as of and for the years ended December 31, 1995 and 1994;

             (iii) Financial Statements of Dental Care Plus Management, Corp. as of March 31, 1996 and for the three months ended March 31, 1996 and 1995; and

             (iv) Financial Statements of I.H.C.S., Inc. as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.

          The following Unaudited Pro Forma Condensed Combined Financial Statements (including the notes thereto) were contained in the Form 8-K/A:

             (i) Unaudited Pro Forma Condensed Consolidated Financial Statements of CompDent Corporation as of and for the three months ended March 31, 1996 and for the year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMPDENT CORPORATION

Date: August 14, 1996        By: /s/ SHARON S. GRAHAM
                                 -------------------------------------------
                                     Sharon S. Graham
                                     Treasurer and Chief Financial Officer
                                     (Signing as duly authorized officer and
                                     chief financial officer)

                                 EXHIBIT INDEX

10.1    -- First Amendment to Credit Agreement
27.1    -- Financial Data Schedule (for SEC use only)