Form 10-Q
period 1996-09-30
COMPDENT CORP
filed 1996-11-13
CIK 941553

                     COMPDENT CORPORATION AND SUBSIDIARIES


                                    INDEX

                                                                                                   Page #
Part I.    Financial Information

           Item 1.     Financial Statements                                                           4

           Item 2.     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                     10

Part II.   Other Information

           Item 1.     Legal Proceedings                                                             15

           Item 6.     Exhibits and Reports Filed on Form 8-K                                        15

Signatures                                                                                           16

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

ITEM 1. FINANCIAL STATEMENTS

                     COMPDENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                      1996                 1995
                                                                      ----                 ----
                                                                    (UNAUDITED)
                 ASSETS
Current assets:
    Cash and cash equivalents                                     $  25,688             $  40,388
    Premiums receivable from subscribers                              4,865                 3,374
    Dental indemnity premiums due and unpaid                            450                   263
    Income taxes receivable                                             539                     0
    Assets held for sale                                                  0                   532
    Deferred income taxes                                             3,546                 1,416
    Other current assets                                                773                   281
                                                                  ---------             ---------
         Total current assets                                        35,861                46,254
                                                                  ---------             ---------
Restricted funds                                                      2,063                 1,463
Property and equipment, net of accumulated depreciation               2,861                 1,937
Excess of purchase price over net assets acquired                   135,929                71,063
Noncompetition agreements                                             1,102                 1,521
Unamortized loan fees                                                   217                   172
Reinsurance receivable                                                5,517                 6,332
Cash surrender value of officers' life insurance                        121                   155
Deferred income taxes                                                 2,027                   243
Other assets                                                          1,431                   256
                                                                  ---------             ---------
                                                                  $ 187,129             $ 129,396
                                                                  =========             =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Unearned revenue                                              $  11,392             $  10,300
    Accounts payable and accrued expenses                            12,370                 7,372
    Accrued interest payable                                            342                     0
    Income taxes payable                                                  0                   883
    Life policy and contract claims reserves                             68                    37
    Dental claims reserves                                            1,811                 2,437
    Other current liabilities                                         1,720                    12
                                                                  ---------             ---------
         Total current liabilities                                   27,703                21,041
                                                                  ---------             ---------
Aggregate reserves for life policies and contracts                    5,322                 5,323
Aggregate reserves for dental contracts                                   0                   172
Notes payable                                                        43,919                     0
Deferred compensation expense                                           348                   384
Other liabilities                                                       344                   299
                                                                  ---------             ---------
         Total liabilities                                           77,636                27,219
                                                                  ---------             ---------
Commitments and contingencies (Note 3)
Stockholders' equity:
    Common stock                                                        101                   100
    Additional paid-in capital                                       95,772                95,707
    Retained earnings                                                13,620                 6,370
                                                                  ---------             ---------
         Total stockholders' equity                                 109,493               102,177
                                                                  ---------             ---------
                                                                  $ 187,129             $ 129,396
                                                                  =========             =========

The accompanying notes are an integral part of these financial statements.

                     COMPDENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                         ------------                 ------------
                                                     1996            1995         1996            1995
                                                     ----            ----         ----            ----
                                                  (UNAUDITED)    (UNAUDITED)   (UNAUDITED)     (UNAUDITED)
Revenues:
   Subscriber premiums                             $35,443        $31,463       $ 99,658        $77,491
   Other revenue                                     1,704            409          3,635            888
                                                   -------        -------       --------        -------
      Total revenue                                 37,147         31,872        103,293         78,379
                                                   -------        -------       --------        -------

Expenses:
   Dental care providers' fees and claim costs      19,196         18,802         53,644         46,334
   Commissions                                       2,949          3,115          9,053          8,381
   Premium taxes                                       264            375            787          1,052
   General and administrative                        7,964          5,721         22,566         13,362
   Depreciation and amortization                     1,389            818          3,723          1,916
                                                   -------        -------       --------        -------
      Total expenses                                31,762         28,831         89,773         71,045
                                                   -------        -------       --------        -------
         Operating income                            5,385          3,041         13,520          7,334
                                                   -------        -------       --------        -------
Other (income) expense:
   Interest income                                    (117)          (181)          (415)          (308)
   Interest expense                                    697            352          1,177          1,931
   Other, net                                           96            (23)          (213)           (18)
                                                   -------        -------       --------        -------
                                                       676            148            549          1,605
                                                   -------        -------       --------        -------
      Income before provision for income
       taxes and extraordinary item                  4,709          2,893         12,971          5,729
Income tax provision                                 2,103          1,246          5,721          2,478
                                                   -------        -------       --------        -------
      Income before extraordinary item               2,606          1,647          7,250          3,251
Extraordinary loss, net of applicable
 tax benefit of $305                                     0              0              0           (498)
                                                   -------        -------       --------        -------
             Net income                            $ 2,606        $ 1,647       $  7,250        $ 2,753
                                                   =======        =======       ========        =======

Income per common share:
       Income before extraordinary item            $  0.26        $  0.18       $   0.71        $  0.47
       Extraordinary loss                          $  0.00        $  0.00       $   0.00        $ (0.08)
                                                   -------        -------       --------        -------
           Net income per common share             $  0.26        $  0.18       $   0.71        $  0.39
                                                   =======        =======       ========        =======


Weighted average common shares outstanding          10,163          9,041         10,167          6,411
                                                   =======        =======       ========        =======





The accompanying notes are an integral part of these financial statements.

                    COMPDENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                             -------------
                                                                           1996          1995
                                                                           ----          ----
                                                                        (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
 Net Income                                                             $   7,250        $ 2,753
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           3,790          2,038
    (Gain) loss on sale of assets held for sale                              (309)             8
    Extraordinary loss                                                          0            803
    Deferred income tax expense (benefit)                                   1,086           (402)
    Changes in assets and liabilities:
       Premiums receivable from subscribers                                  (380)          (523)
       Income taxes receivable/payable                                     (1,427)           394
       Other assets                                                          (438)          (400)
       Unearned revenue                                                       365            684
       Accounts payable and accrued expenses                               (1,833)          (916)
       Other liabilities                                                   (2,563)           441
                                                                          -------        -------
           Net cash provided by operating activities                        5,541          4,880
                                                                          -------        -------
Cash flows from investing activities:
 Additions to property and equipment                                       (1,779)          (761)
 Increase in restricted cash                                                 (600)             0
 Proceeds from sales of assets held for sale                                  911          1,161
 Acquisition of businesses, net of cash acquired                          (62,471)       (31,188)
 Cash surrender value of life insurance                                        34            (28)
                                                                          -------        -------
           Net cash used in investing activities                          (63,905)       (30,816)
                                                                          -------        -------

Cash flows from financing activities:
 Repayment of notes payable                                                     0        (26,600)
 Borrowing under credit agreement                                          43,804         25,000
 Repayments under credit agreement                                              0        (25,000)
 Repayment of subordinated notes                                                0         (7,947)
 Retirement of preferred stock                                                  0         (5,377)
 Loan fees paid                                                              (112)          (241)
 Proceeds from issuance of common stock                                         0         93,489
 Proceeds from exercise of stock options                                       66              0
 Payments made in connection with proposed public offering                    (94)             0
                                                                          -------        -------
           Net cash provided by financing activities                       43,664         53,324
                                                                          -------        -------

 (Decrease) increase in cash and cash equivalents                         (14,700)        27,388
 Cash and cash equivalents, beginning of period                            40,388          9,680
                                                                          -------        -------
 Cash and cash equivalents, end of period                                 $25,688        $37,068
                                                                          =======        =======

 Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                                           $   835        $ 1,925
                                                                          =======        =======
       Income taxes                                                       $ 6,061        $ 2,056
                                                                          =======        =======


The accompanying notes are an integral part of these financial statements.

                     COMPDENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

1.  BASIS OF PRESENTATION

    The unaudited consolidated balance sheet as of September 30, 1996 and the unaudited consolidated statements of operations and cash flows for the three and nine months ended September 30, 1996 and 1995, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all significant adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for these periods are also unaudited. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 1995 and 1994, and the periods July 1, 1993 to December 31, 1993, and January 1, 1993 to June 30, 1993 included in the 1995 Annual Report of CompDent Corporation and its subsidiaries, (the "Company", except as the context otherwise requires) on Form 10-K. Operating results of the Company for the nine months or the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

2.  BUSINESS COMBINATIONS

    Effective May 8, 1996, the Company acquired all of the outstanding capital stock and options of Dental Care Plus Management, Corp. ("Dental Care"). The aggregate purchase price for Dental Care and its wholly-owned subsidiary, IHCS, Inc. ("IHCS") was $38.0 million, of which the Company paid approximately $27.0 million in cash and assumed approximately $11.0 million in accrued liabilities. Dental Care and its subsidiary IHCS are based in Chicago, Illinois and provide managed dental care services through a network of dental care providers.
Dental Care also acts as a third party administrator and provides management services to Health Care Systems, a non-profit dental company. The Company financed the purchase of Dental Care as well as satisfaction of the assumed liabilities by drawing down the Company's revolving credit facility. The acquisition of Dental Care was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess cost over fair value of net assets acquired of $39.7 million which is being amortized over 40 years. During the third quarter, the Company finalized its allocation of the purchase price of Dental Care which resulted in an increase to excess of purchase price over net assets acquired of $1.5 million to $41.2 million.

    The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

    Fair value of assets acquired                                $ 46,769,816
    Cash paid for assets acquired,
       net of cash acquired                                       (26,836,356)
    Acquisition costs paid                                           (842,535)
                                                                 ------------
    Liabilities assumed                                          $ 19,090,925
                                                                 ============

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

    The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

    Fair value of assets acquired                                $ 27,778,929
    Cash paid for assets acquired,
       net of cash acquired                                       (23,132,042)
    Acquisition costs paid                                           (540,000)
                                                                 ------------
    Liabilities assumed                                          $  4,106,887
                                                                 ============

    Effective July 5, 1995, the Company completed the acquisition of CompDent Corporation ("CompDent"), a Kentucky-based provider of managed dental care plans, and affiliated entities for an aggregate purchase price (including transaction costs) of $33.6 million. The acquisition was financed partially through borrowings of $25.0 million under the Company's revolving credit facility and partially with proceeds remaining from the Company's initial public offering. The acquisition of CompDent was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $34.3 million which is being amortized over 40 years.

    The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

    Fair value of assets acquired                                $ 37,278,991
    Cash paid for assets acquired,
       net of cash acquired                                       (29,823,133)
    Acquisition costs paid                                         (1,060,156)
                                                                 ------------
    Liabilities assumed                                          $  6,395,702
                                                                 ============

    Unaudited pro forma results of operations of the Company for the nine months ended September 30, 1996 and 1995 are included below. Such pro forma presentation has been prepared assuming that the Dental Care and Texas Dental acquisitions had occurred as of January 1, 1996 and the Dental Care, Texas Dental, and CompDent acquisitions and the initial public offering and second offering had occurred as of January 1, 1995, respectively.

                                                            Nine Months Ended             Nine Months Ended
                                                            September 30, 1996            September 30, 1995
                                                            -----------------             ------------------


Revenues (in thousands)                                           $109,468                     $100,416
                                                                  ========                     ========

Income before extraordinary item (in thousands)                   $  6,097                     $  4,613
                                                                  ========                     ========

Net income (in thousands)                                         $  6,097                     $  4,115
                                                                  ========                     ========

Net income per common share
  before extraordinary item                                       $   0.60                    $    0.46
                                                                  ========                    =========

Net income per common share                                       $   0.60                    $    0.41
                                                                  ========                    =========

    The pro forma results include the historical accounts of the Company, and historical accounts of the acquired businesses and pro forma adjustments including the amortization of the excess purchase price over the fair value of the net assets acquired, the amortization for the noncompete agreements entered into by the former owners of Texas Dental, the reduction of revenues for an intercompany management fee charged by Dental Care to its subsidiary IHCS, the reductions of revenues for UniLife business reinsured effective October 1, 1995, the elimination of consulting costs incurred by Dental Care under various contractual arrangements with related entities of Dental Care which were terminated upon the Company's purchase of Dental Care, the elimination of salaries and benefits paid to the former employee owners of CompDent and Texas Dental who will not be replaced, the reduction in depreciation expense to reflect the sale of certain non-operating assets to the former owners of CompDent, the elimination of interest expense assuming the repayment of debt with offering proceeds, and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior periods.

3. CONTINGENT LIABILITIES

    American Prepaid Professional Services, Inc. ("American Prepaid") and its Florida subsidiary, American Dental Plan, Inc., are currently defendants to a civil complaint filed by three participating dentists (one of which has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company ("Subsidiaries"). The complaint alleges a breach of contract and seeks damages based on the failure of each Subsidiary to make capitation payments to the participating dentists for the period of time between when affected subscribers enroll and the time at which the subscribers select a dentist. The plaintiffs are attempting to bring the suit as a class action. In an order issued July 22, 1996, the trial court ruled that the case could not proceed as a class action. The plaintiffs have appealed this order denying class certification.

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

Three months ended September 30, 1996 and 1995

    Revenues increased by $5.3 million, or 16.6%, to $37.1 million in the third quarter of 1996 from $31.9 million in the third quarter of 1995. This increase was primarily attributable to a net increase of $4.0 million, or 12.6%, in subscriber premiums to $35.4 million in the third quarter of 1996 from $31.5 million in the third quarter of 1995. Texas Dental Plans, acquired in January 1996, and Dental Care, acquired in May 1996, provided an additional $2.2 million and $3.7 million, respectively. Internal growth of the Company's existing subscriber base accounted for an additional $2.6 million increase in subscriber premiums. These increases in subscriber premiums were partially offset by a decrease of $4.6 million, or 100.0%, in UniLife Insurance Company ("UniLife") premiums which were recorded in the third quarter of 1995. Effective October 1, 1995, UniLife reinsured all of its dental indemnity and life insurance with its dual choice partner. This completed the Company's strategy upon acquiring UniLife to wind down over time the stand-alone dental indemnity insurance business and/or to convert such business to dual choice arrangements whereby subscribers enrolled in UniLife's indemnity plans were offered the option of enrolling in a managed dental care plan sponsored by the Company.

    Other revenue increased by $1.3 million, or 316.6%, to $1.7 million in the third quarter of 1996 from $409,000 in the third quarter of 1995. The increase is primarily attributable to $1.2 million of Dental Care third party administrator fees and management fees recorded in the third quarter of 1996 following the May 1996 Dental Care acquisition. Also contributing to the overall increase were UniLife reinsurance fees.

    Dental care providers' fees and claims costs increased $394,000, or 2.1%, to $19.2 million in the third quarter of 1996 from $18.8 million in the third quarter of 1995. Dental care providers' fees represent capitation payments paid to panel dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under the dental indemnity insurance plans offered by CompDent. Dental care providers' fees and claims costs decreased to 54.2% from 59.8% of subscriber premiums in the third quarter of 1996 and 1995, respectively, due to the acquisition of Texas Dental which has subscriber premiums with no corresponding capitation expense. As a referral fee-for-service dental company, Texas Dental has no capitation payments associated with its subscriber revenues. Providers' fees and claim costs as a percent of subscriber premiums was also lowered by the elimination of UniLife claims costs. As discussed above, effective October 1, 1995, UniLife entered into a reinsurance agreement and thus incurred no claims cost after this date. The addition of Dental Care dental care providers' fees and claims at 59.3% of subscriber premiums in the third quarter of 1996 partially offset these decreases.

    Commission expense decreased $166,000, or 5.3%, to $2.9 million in the third quarter of 1996 from $3.1 million in the third quarter of 1995. The addition of Texas Dental and Dental Care commissions in 1996 resulted in a $227,000 increase while the elimination of UniLife commissions in the third quarter of 1996 resulted in a $641,000 decrease. The remaining $248,000 increase in commission expense is the result of internal growth in revenues.
As a percentage of revenues, commissions decreased to 7.9% of revenues in the third quarter of 1996 from 9.8% in the third quarter of 1995. This decrease related primarily to the addition of Dental Care commissions at .7% of revenues and the elimination of UniLife commissions at 13.5% of revenues. Without the effects of Texas Dental, Dental Care and UniLife on revenues and commissions, commissions as a percent of revenue held constant at 9.1% for both the third quarter of 1995 and the third quarter of 1996.

    Premium taxes decreased as a percentage of revenues to .7% in the third quarter of 1996 compared to 1.2% in the third quarter of 1995. This decrease was a result of the addition of Texas Dental and Dental Care revenues and the elimination of UniLife premium revenue in the third quarter of 1996. Texas Dental is a referral fee-for-service dental company, and, accordingly, its revenues are not subject to premium tax in the state of Texas. Dental Care revenues are not subject to a premium tax in the state of Illinois. UniLife premiums in 1995 were subject to the Texas premium tax rate of approximately 2.5%.

    General and administrative expenses increased $2.2 million, or 39.2%, to $8.0 million in the third quarter of 1996 from $5.7 million in the third quarter of 1995. As a percentage of revenues, this expense increased to 21.4% in the third quarter of 1996 from 17.9% in the third quarter of 1995. This increase as a percentage of revenues is due to a higher general and administrative level added following the January 1996 acquisition of Texas Dental and the May 1996 acquisition of Dental Care.

    Depreciation and amortization expense increased $571,000, or 69.8%, to $1.4 million in the third quarter of 1996 from $818,000 in the third quarter of 1995. Amortization of goodwill increased $421,000 as a result of additional goodwill amortization recorded following the Texas Dental and Dental Care acquisitions. Depreciation expense increased $150,000 due to additional office furniture, equipment, and leasehold improvements obtained in conjunction with the acquisitions in January 1996 and May 1996 and for new office space occupied by the Company in September 1996.

    Interest expense increased $345,000 or 98.0%, to $697,000 in the third quarter of 1996 from $352,000 in the third quarter of 1995. During the third quarter of 1995, the Company had approximately $25.0 million in outstanding borrowings from July 5, 1995 when debt was incurred to partially finance the CompDent acquisition, until August 28, 1995 when the debt was retired with
proceeds of a second stock offering.   In the third quarter of 1996, the
average outstanding debt balance was approximately $38.0 million. The impact on interest expense of the additional average outstanding debt balance in the third quarter of 1996 was partially offset by a lower Company borrowing rate and lower loan fee amortization. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

    In the third quarter of 1996, the Company's effective income tax rate increased to 44.7% compared to 43.1% in the third quarter of 1995. The increase is primarily attributable to additional nondeductible goodwill amortization recorded in the third quarter of 1996 following the recent acquisitions.

Nine months ended September 30, 1996 and 1995

    Revenues increased by $24.9 million, or 31.8%, to $103.3 million in the nine months ended September 30, 1996 from $78.4 million in the nine months ended September 30, 1995. This increase was primarily attributable to a net increase of $22.2 million, or 28.6%, in subscriber premiums to $99.7 million in the nine months ended September 30, 1996 from $77.5 million in the nine months ended September 30, 1995. Subscriber premiums from CompDent, Texas Dental, and Dental Care accounted for $17.7 million, $6.6 million, and $6.1 million, respectively, of the overall increase in subscriber premiums. An additional $6.0 million of the increase was a result of increases in the Company's existing subscriber base over the same period in 1995. These increases in subscriber premiums were partially offset by a decrease of $14.2 million, or 100.0%, in UniLife premiums as a result of the Company entering into a reinsurance agreement for these premiums which was effective October 1995.

    Other revenue increased by $2.7 million, or 309.3%, to $3.6 million in the nine months ended September 30, 1996 from $888,000 in the nine months ended September 30, 1995. Dental Care third party administrator fees and management fees recorded in the nine months ended September 30, 1996 accounted for $2.0 million of this increase. UniLife reinsurance fees and an increase in dual option indemnity enrollment contributed to most of the remaining increase in other revenue. The Company retains a portion of dual option indemnity premium to cover commissions and administrative costs in accordance with its agreement with Shenandoah Life Insurance Company.

    Dental care providers' fees and claims costs increased $7.3 million, or 15.8%, to $53.6 million in the nine months ended September 30, 1996 from $46.3 million in the nine months ended September 30, 1995. As a percent of subscriber premiums, dental care providers' fees and claims costs decreased to 53.8% from 59.8% for the nine months ended September 30, 1996 and 1995, respectively. This decrease was due to the addition of Texas Dental premiums with no corresponding capitation. Partially offsetting this decrease was the addition of Dental Care dental care providers' fees at 60.5% of subscriber premiums in the nine months ended September 30, 1996.

    Commissions had a net increase of $672,000, or 8.0%, to $9.1 million in the nine months ended September 30, 1996 from $8.4 million in the nine months ended September 30, 1995. The addition of CompDent, Texas Dental, and Dental Care commissions accounted for $959,000, $1.2 million, and $60,000, respectively, of the overall increase in commissions, while the elimination of UniLife commissions in the nine months ended September 30, 1996 resulted in a $1.9 million decrease. As a percentage of revenues, commissions decreased to 8.8% of revenues in the nine months ended September 30, 1996 from 10.7% in the nine months ended September 30, 1995. This decrease related primarily to the addition of Dental Care commissions at .7%, respectively, of revenues and the elimination of UniLife commissions at 13.1% of revenues, partially offset by the addition of Texas Dental commissions at 17.8% of revenues during the nine months ended September 30, 1996. Commissions on the Company's existing revenues were 9.7% in the nine months ended September 30, 1996 compared to 10.1% in the nine months ended September 30, 1995. An increase in the number of large employer groups sold contributed to this slight decrease.

    Premium taxes decreased as a percentage of revenues to .8% in the nine months ended September 30, 1996 compared to 1.3% in the nine months ended September 30, 1995. This decrease was a result of the addition of Texas Dental and Dental Care revenues which are not subject to premium tax and the elimination of UniLife premium revenues which were subject to a higher premium tax rate than the revenues of most of the Company's other subsidiaries.

    General and administrative expenses increased $9.2 million, or 68.9%, to $22.6 million in the nine months ended September 30, 1996 from $13.4 million in the nine months ended September 30, 1995. As a percentage of revenues, this expense increased to 21.8% in the nine months ended September 30, 1996 from 17.0% in the nine months ended September 30, 1995. This increase as a percentage of revenues is due to a higher general and administrative level added following the CompDent, Texas Dental and Dental Care acquisitions.

    Depreciation and amortization expense increased $1.8 million, or 94.3%, to $3.7 million in the nine months ended September 30, 1996 from $1.9 million in the nine months ended September 30, 1995. This increase was primarily attributable to the additional goodwill amortization recorded following the CompDent, Texas Dental, and Dental Care acquisitions.

    Interest expense decreased $754,000, or 39.0%, to $1.2 million in the nine months ended September 30, 1996 from $1.9 million in the nine months ended September 30, 1995. The Company had outstanding borrowings of approximately $34.5 million during five of the first nine months of 1995 until proceeds from the initial public offering were used to repay the existing indebtedness on June 1, 1995. The Company also had outstanding borrowings from May 7, 1996 through the end of the first nine months of 1996 as a result of borrowing $38.0 million on its revolving line of credit to finance the acquisition of Dental Care and borrowing $5.9 million to finance intercompany regulatory capital requirements. Although outstanding borrowings increased slightly from the nine months ended September 30, 1995 to the nine months ended September 30, 1996, interest expense decreased due to a decrease in the Company's borrowing rate and a decrease in the amortization of loan fees paid in connection with these borrowings. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

    In the nine months ended September 30, 1996, the Company's effective income tax rate increased slightly to 44.1% compared to 43.3% in the nine months ended September 30, 1995 due to additional nondeductible goodwill amortization recorded in the nine months ended September 30, 1996.

    In June 1, 1995, in conjunction with the repayment of existing indebtedness, the Company wrote off unamortized loan fees of $498,000, net of a tax benefit of $305,000. This write-off is presented as an extraordinary item for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES


    The Company's primary sources of cash in the nine months ended September 30, 1996 have been operating activities and borrowings under its revolving line of credit. The primary uses of cash for the period were the acquisitions of Texas Dental and Dental Care.

    Cash flows from operating activities were $5.5 million and $4.9 million for the nine months ended September 30, 1996 and 1995, respectively. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to panel dentists, claims paid, brokers' and agents' commissions, general and administrative expenses, and income tax payments. The Company receives premium payments in advance of anticipated capitation payments and claims and invests cash balances in excess of current needs in interest-bearing accounts.

    Cash used in investing activities was $63.9 million and $30.8 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash used during the nine months ended September 30, 1996 relates primarily to $62.5 million used to acquire Texas Dental and Dental Care in January and May 1996, respectively, compared to $31.2 million used for only one acquisition (the acquisition of CompDent in July 95) during the nine months ended September 30, 1995. The $1.2 million of capital expenditures during the third quarter of 1996 relate primarily to purchases of new office furniture, equipment and leasehold improvements for new office space occupied by the Company in September 1996.. The Company expects to make additional capital expenditures of approximately $500,000 during the remainder of 1996 for further enhancements to its computer and telephone equipment.

    Cash flows from financing activities in the nine months ended September 30, 1996 were $43.7 million, representing borrowings under the Company's revolving line of credit to finance the acquisition of Dental Care and to repay intercompany borrowings to its regulated subsidiary companies at quarter-end. Cash provided by financing activities was $53.3 in the nine months ended September 30, 1995, which primarily represents the net of initial public offering proceeds of $51.4 million, secondary offering proceeds of $42.0 million, and the use of $39.9 million of these proceeds to repay outstanding indebtedness and retire preferred stock.

    On June 30, 1995, the Company obtained a reducing revolving $35 million line of credit (the "Credit Facility") from banks. On July 5, 1995, to partially finance the acquisition of CompDent, the Company borrowed $25 million under the Credit Facility. During the nine months ended September 30, 1996 the Credit Facility was amended to increase the available line of credit to $65 million. On May 7, 1996, the Company borrowed $38 million under the Credit Facility to finance the acquisition of Dental Care. The Credit Facility as amended requires, beginning at the end of three and one- half years from the date of closing, a 33% reduction per year in available and outstanding borrowings. Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus up to 1/4% or LIBOR plus up to 1 3/4%, with the margin over the prime rate and LIBOR decreasing as the ratio of consolidated debt to EBITDA decreases. Currently borrowings under the Credit Facility bear interest at the LIBOR-based rate.
The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits the Company from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments, and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's direct and indirect subsidiaries. The Company had $43.9 million of borrowings outstanding as of September 30, 1996 under the Credit Facility.

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

    Also during the first quarter of 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company has chosen to continue to apply the accounting provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," to its stock-based employee compensation arrangements. Implementing the disclosure provisions of SFAS No. 123 which supersede the disclosure requirements of APB No. 25 will not have any material effect on the Company's financial position, results of operations, or cash flows.

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

           27  Financial Data Schedule (for SEC use only)

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



                                            COMPDENT CORPORATION


Date: November 13, 1996                     By: /s/ Sharon S. Graham
                                                ------------------------------
                                                Sharon S. Graham
                                                Treasurer and Chief Financial
                                                Officer (Signing as duly
                                                authorized officer and chief
                                                financial officer)