Form 10-K
period 1996-12-31
COMPDENT CORP
filed 1997-03-31
CIK 941553

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  --------------------------------------------


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

     ACT OF 1934 For the fiscal year ended December 31, 1996

                                       OR

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934 For the transition period from ________ to _______

                         Commission file number 0-26090

                              COMPDENT CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                         04-3185995
(State of incorporation)                   (I.R.S. Employer Identification No.)

100 Mansell Court East, Suite 400, Roswell, Georgia            30076
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (770) 998-8936

                               ------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, par value $.01 per share
                  (Title of Class)

         Preferred Stock Purchase Rights
                  (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 14, 1997 was $228,765,937.

         The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding on March 14, 1997 was 10,064,393.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Parts of this Report on Form 10-K indicated below:

     (1) The Annual Report to Stockholders for fiscal year ended December 31, 1996 (Part II).

     (2) The Company's definitive proxy statement dated March 18, 1997 for the Annual Meeting of Stockholders to be held on April 30, 1997 (Part III).

                                     PART I

         STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDES, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" FOUND ON PAGE 9 OF THIS ANNUAL REPORT.


Item 1.  BUSINESS.

         The information contained in this report is provided as of December 31, 1996, unless otherwise indicated.

OVERVIEW

         The Company is a full-service dental benefits provider, offering network-based dental care, referral fee-for-service and third-party administration and providing dental coverage for approximately 2.4 million plan members at December 31, 1996. The Company currently has operations in more than 23 states and markets its products through a network of more than 8,000 independent agents and a direct marketing sales force. The Company markets its products to employers and other business entities ("Groups"), to Group employees or other members and their families as a unit ("Subscribers") and to individuals. In addition, the Company has contracted with over 9,000 dental facilities ("Panel Dentists") to provide dental services to covered individuals ("Members"). CompDent's dental benefit plans also include CompSave(R) (a discount fee-for-service product), CompNet(R) (a PPO and network dental product), and administrative services for self-insured dental plans. In the first quarter of 1997, CompDent established Dental Health Management, Inc. ("DHM"), a wholly-owned subsidiary providing management services to dental practices.

MARKETS AND OPERATIONS; ACQUISITIONS

         The Company commenced operations in Florida in 1978 and until 1987 conducted business only in Florida. The Company established operations in Georgia and Ohio in 1987 and 1990, respectively. More recently the Company has established operations on a de novo basis in Alabama (1992), North Carolina
(1993), Mississippi (1993), Tennessee (1994) and South Carolina (1995). In 1994 and 1995 the Company entered markets in eight new states, including Texas, Kentucky, Indiana and Missouri through acquisitions. In January 1996, the Company acquired Texas Dental Plans, Inc. and certain of its affiliated entities (collectively, "TDP") for $23 million in cash. TDP is a San Antonio-based provider of low cost dental referral plans with operations in fourteen states, including principally Texas, Louisiana, Oklahoma and Pennsylvania (the "TDP Acquisition"). As a result of the TDP Acquisition, the Company expanded its presence in seven states, entered markets in seven new states and expedited the Company's development of the Company's CompSave(R) product line. In addition, in May 1996, the Company acquired all of the outstanding capital stock of Dental Care Plus Management, Corp. and its affiliated companies (collectively, "Dental Care Plus"), a Chicago-based third-party administrator and managed dental care plan, for an aggregate purchase price of approximately $38 million (the "Dental Care Plus Acquisition"). The Dental Care Plus Acquisition significantly expanded the Company's presence in Illinois. The Company operates in four states through contractual arrangements with two third-party insurance companies.

PRODUCTS AND SERVICES

         Managed Dental Plans. The Company offers a variety of managed dental care plans under the principal trade names American Dental Plan, American Prepaid Dental Plan, DentiCare and CompDent(R) Dental Plan. The Company's managed dental care plans operate similarly in each state in which business is conducted.

         Under the Company's managed dental care plans a premium or "contribution" is paid to the Company by the Subscriber through payroll deduction or directly (in the case of individual Subscribers), or by the Subscriber's employer, from the date the Subscriber enrolls in the plan. The Subscriber selects a dentist from the Company's panel to provide dental services. Each Panel Dentist provides dental services to the Subscribers who selected that dentist in return for a percentage of the premium paid by the Subscriber ("capitation payments") which begins once the Subscriber has selected the Panel Dentist. Thus, the Panel Dentist receives steady monthly capitation payments from the Company according to the number of Subscribers who have selected the dentist, regardless of the frequency or value of dental services performed. Under a managed dental care plan capitation payments are fixed. Therefore, incentive to control costs and the risk of over-utilization of dental services are shifted to the dentists.

         Members covered under the Company's managed dental care plans obtain certain basic dental procedures (such as exams, x-rays, cleanings and certain fillings) at no additional charge beyond premium payments (other than, in some cases, a small per visit copayment). The plans establish copayments for more complicated services provided by the Panel Dentist selected by the Subscriber, such as root canals and crowns which vary in accordance with the complexity of the service and the level of benefits provided. The Company's managed dental care plans also cover services provided by specialists participating in the dental panel rather than by the Panel Dentist selected by the Subscriber, including oral surgery, endodontics, periodontics, orthodontics and pediatric dentistry. Members typically receive a 25% reduction from the specialist's usual and customary fees for the services performed. The Company makes no capitation or other payments to the specialist in return for this discount. The Company does not assume traditional underwriting or insurance risk under its managed dental care plan arrangements, except with respect to certain specialty benefit plans described in more detail below under "--Specialty Benefit Plan.".

         The Company's managed dental care plans are tailored to meet the needs of different customers, and range from products having relatively higher levels of benefits and premiums to products having relatively lower levels. A majority of the Company's revenues from managed dental care plans for the year ended December 31, 1996 were paid by Subscribers either directly or through employee payroll deductions, with the remainder paid by employers on behalf of their employees. The contracts between the Company and its Subscribers require the payment of a monthly contribution that is generally fixed for one year, although Subscribers generally are free to terminate membership in the plan at any time. Premiums paid by Subscribers are subject to premium taxes of up to 2.5% of the premium paid in several states in which the Company operates.

         Dual Choice Plans. The Company's products also include dual choice plans ("Dual Choice Plans"), which allow Subscribers to choose between a managed dental care plan offered by the Company and an indemnity dental insurance plan underwritten by a licensed insurance company but marketed and administered by the Company under an agreement with the underwriting insurer. The Company believes that the ability to offer Dual Choice Plans enables it to offer prospective customers flexibility, particularly when there are potential Subscribers outside the area served by the Company's dental panel. Certain states require that managed dental care plans be offered only as part of a Dual Choice Plan and other states may do so in the future. Dual Choice Plans are particularly effective as part of the Company's growth strategy in areas in which the Company's dental panel is less well developed and Subscribers may value the ability to choose non-panel dentists.

         The indemnity insurance portion of the Company's Dual Choice Plans is marketed and administered by the Company under contractual arrangements primarily with two independent insurance companies. Under the dental indemnity insurance portion of the Dual Choice Plans, Subscribers are required to pay small deductibles and copayments which are generally higher than those which are required under the Company's managed dental care plans. Subscribers who select the indemnity plan are not limited to the Company's Panel Dentists and may receive dental services from the dentist of their choice. Under the contract with the third-party insurers the Company retains as a marketing and servicing fee a specified percentage (typically 10-25%) of premiums paid by Subscribers under indemnity dental insurance plans underwritten by the insurer and remits the remainder of such premiums to the insurer. Under one of the arrangements, the Company shares in the indemnity premium profits above a minimum profit margin and guarantees the insurer a minimum profit margin on the indemnity premium. This guarantee is capped at 3% of premium received from subscribers selecting managed dental care plans under Dual Choice involving the insurer.

         Discount Fee-For-Service Plans. In January 1996, the Company acquired TDP, a Texas-based referral discount fee-for-service dental company. The Company's discount fee-for-service products are offered principally under the trade name CompSave(R). Members receive dental care from a list of participating dentists who offer discounts from their usual and customary fees. There are no claim forms or deductibles and no pre-authorization approval is required. No capitation payments are made to the dentists. The plan covers certain basic dental procedures as well as orthodontics and cosmetic dentistry.

         Network Rental. The Company has contracted to provide a discount dental benefit plan to members of several HMOs. Under this plan Members of the HMO receive certain limited dental services from Panel Dentists at discounted rates as an additional benefit under the health care plan provided by the HMO. The Company receives a fixed monthly fee per Member to administer this plan and does not make capitation payments to the Panel Dentists, who receive payments at rates established under the plan directly from the Members who receive services. The TDP Acquisition expanded the number of network rental members. The Company may in the future seek to provide similar plans to other organizations.

         ASO Services. In connection with the Dental Care Plus Acquisition, the Company began providing services as an Administrative Services Organization ("ASO") in Illinois to self-insured dental plans. The Company provides comprehensive services to employers and other groups offering self insured dental plans, including billing and collections, claims processing and payment, Member eligibility processing and customer service. The Company receives a monthly fee in exchange for such services equal to a specified amount per each member of the plan serviced.

         Specialty Benefit Plan. The Company also offers a managed dental care plan (the "Specialty Benefit Plan") whereby Members who require covered dental services from participating specialists rather than their selected Panel Dentist may receive them for specified copayments rather than at a discount from the specialists' usual and customary fees (as under the Company's more standard plans). The Company typically collects a higher premium from the Subscriber for this benefit and reimburses the specialist for the difference between the amount of the copayment and the reduced fee which the Company has negotiated with the specialist, resulting in the Company assuming some risk of utilization of covered specialty dental services. The Company uses actuaries to determine the cost of expected benefits under the plan based on the anticipated level of utilization of specialty services by Members.

         Dental Practice Management. The Company has recently established a subsidiary, Dental Health Management, Inc. Through this subsidiary, the Company will provide management services to dental practices. The Company will earn fees paid by dental facilities for providing management services and support to such dental facilities.

PANEL DENTISTS

         The design and operating features of the Company's dental benefits are intended to assist it in attracting and retaining quality Panel Dentists. These plan features include copayments which Panel Dentists may charge, capitation rate structure, timely remittance of capitation payments in advance of service, maintenance of accurate Member eligibility information, reduction of paperwork and other administrative functions for Panel Dentists, and the Company's ability to deliver a reliable supply of new patients to Panel Dentists. As of December 31, 1996 over 9,000 primary-care and specialty-care dental offices were participants on the Company's panel.

         In its efforts to establish a large panel of quality dentists in convenient locations, the Company engages in an active marketing and recruitment program emphasizing personal visits to potential Panel Dentists followed by a quality management program involving screening of applications for panel membership, reference checks with state licensing authorities, validation of malpractice coverage, initial certification and periodic recertification. Once a dentist has been admitted to the Company's panel, the Company seeks to recredential the dentist on an annual basis by updating verification of professional credentials, licenses, malpractice insurance coverage and legal compliance, conducting an on-site visit and evaluation, and reviewing any complaints and/or questions received from Members. The Company administers its quality management program through a full-time staff, including four dentists, under the supervision of its National Dental Director, who is also a dentist.

         Panel Dentists are independent from the Company and provide services to Members pursuant to contractual arrangements with the Company. The Company's relationships with its Panel Dentists are terminable by either party, upon advance written notice (typically thirty days). The contracts do not require Panel Dentists to provide services exclusively to Members of the Company's plans. The Company may, following any required regulatory approval, change the terms, capitation rates, benefits and conditions of the various plans serviced by its Panel Dentists upon advance written notice. The Company's contracts with Panel Dentists require the Dentists to maintain their own malpractice insurance. The Company also carries insurance protecting it against liability relating to acts or omissions of Panel Dentists.

MARKETING

         The Company markets its dental benefits through a large network of independent agents and a direct sales force consisting of Company employees. This dual distribution system is designed to reach large groups as well as smaller groups and individual subscribers in an efficient and cost effective manner. The Company seeks to avoid competition between its direct sales force and its independent agents for the same or similar accounts and seeks to conduct its direct sales efforts in a manner that avoids undermining the loyalty of independent agents or their incentive to market the Company's plans on a regular basis. The Company's direct sales force (often working with independent agents) generally focuses on soliciting larger accounts, including employers with over 250 employees. Independent agents typically target mid-size and smaller employers and individuals. The Company pays its agents commissions based on revenue generated (payable monthly as premiums are earned) and pays its direct sales force through a combination of salary and a bonus program based on new Subscribers enrolled. Agents typically do not market the Company's dental benefits on an exclusive basis.

         The Company also has several departments and employees who facilitate Group and Member retention. These departments and employees assist Members on such matters as schedules of benefits, available Panel Dentists, transfers from one Panel Dentist to another, emergency dental services, billing issues and other administrative and customer service matters.

MANAGEMENT INFORMATION SYSTEMS

         The management information systems used by the Company are designed to facilitate Subscriber, provider and agent service. The Company depends on these systems for comprehensive customer service, premium collection and reconciliation, administration of capitation and commission payments, Member eligibility processing, corporate accounting, and management reporting. The Company's management information systems are sufficiently flexible to allow it to offer multiple dental benefits tailored to the needs of its customers and have the capability to interface directly with the systems of its customers, which can facilitate expeditious processing of changes in membership information. In case of emergency, the Company has established a disaster avoidance and recovery plan and has entered into agreements for the transfer of its system and backed-up data to a compatible computer in Atlanta. The Company utilizes a separate management information system in connection with ASO services provided in Illinois.

COMPETITION

         The Company operates in a highly competitive environment. Its competitors principally include large insurance companies, which offer managed dental care and indemnity dental products in most of the Company's markets, and independent companies including for-profit and not-for-profit HMOs, DMOs, self-funded plans, PPOs and discount fee-for-service dental plans offering dental benefits similar to those offered by the Company, which typically compete in particular markets.

         The principal competitive factors in the dental benefits industry are the cost of services (based on the level and type of benefits, premiums and copayments), the reputation of the plan for providing quality dental care and the size of the plan's provider network (including the number of available Panel Dentists and the convenience of their locations). Price competition may be especially relevant in seeking the accounts of governmental employers which award contracts on a periodic basis through competitive bidding. The dental benefits industry in general has been subjected to periods of intense price competition in the past, and similar intense competition in the managed dental care industry may occur in the future. The Company has experienced increased competition from indemnity insurance companies through direct entry into the managed dental care market. It is likely that these efforts will intensify in the future. Frequently, such plans are offered in tandem with indemnity dental insurance coverage and/or PPO alternatives. In addition, an increasing number of medically-oriented HMOs and PPOs include dental care benefits as part of their benefit programs.

         The Company's business does not require substantial amounts of capital and, other than government regulation, systems operating costs and the cost of obtaining and monitoring a dental panel, there are no significant barriers to new competitors entering the market. There can be no assurance that the Company will be able to compete successfully with existing competitors or new market entrants. Any such additional competition could adversely affect the Company's results of operations.

         Indemnity dental insurance coverage offered by insurance carriers may have a competitive advantage over other dental benefit plans because many such carriers are better known, are significantly larger and have substantially greater financial and other resources than the Company. Indemnity dental insurance coverage also has the benefit of allowing a beneficiary to select almost any licensed dentist, while participants in the benefits offered by the Company typically must select a dentist from the plan's panel.

GOVERNMENT REGULATION

         The Company's business is and will continue to be subject to substantial governmental regulation, principally under the insurance laws of the states in which the Company conducts business and may in the future conduct business. Although specific requirements vary from state to state, these laws generally require that the Company's subsidiary operating in that state be licensed by the relevant state insurance department to offer its dental care products and otherwise conduct its operations, prescribe minimum levels of net worth and reserves, limit the ability of the Company's subsidiaries to pay dividends to the extent required regulatory capital would be impaired, establish the manner in which premiums are determined or structured, require filing for approval of products, certain product literature, premium levels and contract forms with subscribers, dentists and others (which may entail substantial delay in implementing changes or introducing new products), in some cases establish minimum benefit levels for the Company's dental products, provide for periodic examinations, including quality assurance review, establish standards for the Company's management and other personnel, specify measures for resolving grievances and generally prohibit the acquisition of more than specified levels (as low as 5% in current states of operation) of the Company's outstanding voting power without prior approval. These regulatory provisions generally grant plenary power to the relevant agencies in interpreting and administering the applicable laws and regulations. Various state regulatory agencies and legislatures have in the past considered, are presently considering, and may in the future propose regulatory and legislative changes, such as the establishment of prescribed minimum capitation payments to Panel Dentists, minimum loss ratios or mandated schedules of benefits and the adoption of legislation requiring the Company to admit "any willing provider" to its dental panels, that could adversely affect the Company's business and profitability. In addition, health care and insurance reform initiatives have been proposed and may be proposed in the future at the state and federal levels which may adversely affect the Company's business and profitability. The Company is unable to determine the likelihood or effect of any such regulatory or legislative changes.

         State regulatory requirements may also limit the Company's ability to operate in certain existing markets or adversely affect its ability to enter new markets on a de novo basis or through acquisitions. In some states the Company can only conduct business through a contractual arrangement with a licensed indemnity carrier or a full service HMO, which is generally a less advantageous and more cumbersome arrangement than offering managed dental care plans directly. The Company conducts business in such states through such arrangements with Shenandoah Life Insurance Company ("Shenandoah") and Centennial Life Insurance Company. The Company cannot generally enter new states on a de novo basis without obtaining required licenses and approvals, a process which can take as long as two years or more in certain states. The acquisition of managed dental care companies generally requires the prior approval of the state regulatory authorities in the states in which these companies do business, which can take up to six months or more, and relevant state laws concerning regulatory capital and surplus in many cases prohibit these entities from guaranteeing parent company debt, thus possibly limiting the Company's ability to obtain acquisition financing. While the regulated nature of the Company's industry may interfere with management's plans for further geographic expansion, this regulatory environment also governs, to a greater or lesser extent, the conduct and expansion prospects of existing and new competitors.

         Failure to maintain regulatory compliance and constructive relationships with relevant regulatory authorities could adversely affect the Company's ability to conduct its business, for example, by limiting the Company's ability to obtain required approvals for new products or premium increases. In an extreme case failure to comply with relevant laws and regulations may result in revocation of one or more of the Company's licenses. The Company's policy is to pay close attention to regulatory compliance matters.

         In connection with the marketing and administration by the Company of the indemnity insurance benefits that are offered as a part of its Dual Choice Plans, the Company may be subject to licensure and regulation as a "third-party administrator" in certain states. Such regulation typically is less extensive than regulation applicable to the managed dental care plans offered directly by the Company. In addition, if the Company is licensed to offer managed dental care plans in such states, it may be exempt from regulation as a third-party administrator.

EMPLOYEES

         The Company had approximately 460 employees at December 31, 1996. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

UNILIFE

         The Company's wholly-owned subsidiary, UniLife Insurance Company, an Arizona chartered, Texas based insurance company ("UniLife"), is licensed to transact business in Arizona, Colorado, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Texas and Utah. UniLife is a traditional indemnity insurance carrier and therefore assumes underwriting risk. Effective January 1, 1996, UniLife and Shenandoah entered into an assumption reinsurance agreement transferring risk from UniLife to Shenandoah. UniLife has ceded all remaining business.

Item 2.  PROPERTIES.

         All offices and facilities of the Company are leased. The Company's leased properties are in generally good condition and are adequate for their intended use.


Item 3.  LEGAL PROCEEDINGS.

         The Company's wholly-owned subsidiary, American Prepaid Professional Services, Inc. ("American Prepaid"), and its Florida subsidiary, American Dental Plan, Inc., are currently defendants to a civil complaint filed by three participating dentists (one of which has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company ("Subsidiaries"). The complaint alleges a breach of contract and seeks damages based on the failure of each Subsidiary to make capitation payments to the participating dentists for the period of time between when affected subscribers enroll and the time at which the subscribers select a dentist. The plaintiffs are attempting to bring the suit as a class action. In an order issued July 22, 1996, the trial court ruled that the case could not proceed as a class action. The plaintiffs have appealed this order denying class certification.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.


                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Market Information

         The Common Stock of the Company has been traded on the Nasdaq National Market ("Nasdaq") since the Company's initial public offering on May 24, 1995 and currently trades under the symbol "CPDN." The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:


                                            Market Prices(1)

Fiscal Quarters                     High ($)              Low ($)
---------------                     --------              -------
1996
   First                            45 1/8                34 1/2
   Second                           51                    35 1/8
   Third                            51 11/16              33
   Fourth                           40 3/8                27 1/2

1995
   Second (from May 24)             22                    18 3/4
   Third                            30 1/4                20 1/4
   Fourth                           41 1/2                27
-----------------

        (1) The prices listed reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

          The number of record holders of the Company's Common Stock as of March 14, 1997 was approximately thirty-four (34). The Company believes that the number of beneficial owners of the Company's Common Stock at that date was substantially greater.

Dividends

          The Company did not pay cash dividends on its Common Stock during the years ended December 31, 1996 and December 31, 1995. The Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. Under the Company's senior credit facility, the distribution of dividends would require the lender's consent.


Item 6.   SELECTED FINANCIAL DATA.

          The information set forth in "Selected Consolidated Financial Information" on page 6 of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF AND CONDITION AND RESULTS OF OPERATIONS.

          The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 13 of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 is incorporated herein by reference.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

          The Company's actual results could differ materially from its historical results or from any forward- looking statements made or incorporated into this Annual Report. Factors that may cause such differences include: the Company's ability to successfully complete new acquisitions and integrate acquired companies; the Company's ability to successfully expand its business to include the management of dental practices; the Company's ability to attract and retain qualified personnel and management; changes in state insurance laws and related government regulations; increased competition and growth in the dental benefits coverage market; and other unanticipated changes in economic conditions.

RECENTLY ISSUED ACCOUNTING STANDARDS

           The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

        This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic
EPS. It also requires dual representation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

           Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

           This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior period EPS data presented. Implementing the requirements of SFAS No.128 is not anticipated to have a material impact on the financial position, results of operations, earnings per share or cash flows of the Company.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The consolidated financial statements of the Company set forth on pages 14 through 32 of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information appearing under the captions "Information Regarding Directors" and "Executive Officers" in the registrant's definitive proxy statement dated March 18, 1997 relating to the Annual Meeting of Stockholders to be held on April 30, 1997 is incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION.

          The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement dated March 18, 1997 relating to the Annual Meeting of Stockholders to be held on April 30, 1997 is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement dated March 18, 1997 relating to the Annual Meeting of Stockholders to be held on April 30, 1997 is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

          The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page 10.

(a)(2)    Schedules

          The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page S-1.

(a)(3)    Exhibits

          Exhibits 10.8 through 10.27 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

1. The following is a complete list of Exhibits filed or incorporated by reference as part of this Annual Report.

Exhibit No.                Description
      2.1                  Stock Purchase Agreement by and among the Company and American Prepaid and
                           Allan B Morris, The Allan B. Morris Family Limited Partnership, W. James Lintner,
                           Jr., The Lintner Family Limited Partnership, Greylock Limited Partnership and
                           CompDent Corporation dated as of January 31, 1995 (3)
      2.2                  Stock Purchase Agreement dated July 13, 1994 by and among American Prepaid and
                           Henry G. New, DentiCare, Inc., Gibraltar Dental Plan, Inc. and UniLife Insurance
                           Company (2)
      2.3                  Amendment No. 1 to the Stock Purchase Agreement by and among the Company,
                           American Prepaid, the stockholders of CompDent, Greylock Limited Partnership and
                           CompDent, dated June 23, 1995 (4)
      2.4                  Stock Purchase Agreement by and among American Prepaid and Daniel Heiman individually and as trustee of each of the Scott Heiman Trust and the Cynthia Heiman
                           Trust, Barney P. Randol, Texas Dental Plans, Inc., Dental Plans International, Inc. and
                           Dental Providers Resources, Inc. dated as of January 8, 1996 (5)
      2.5                  Asset Purchase Agreement by and among American Prepaid and National Dental Plans,
                           Inc. and certain of its shareholders dated as of January 8, 1996 (5)
      2.6                  Stock Purchase Agreement by and among American Prepaid and Theodore Tannebaum,
                           Sven Philip-Sorenson, Dental Care Plus Management, Corp. and I.H.C.S., Inc. dated as of February 28, 1996, as amended (7)
      3.1                  Amended and Restated Certificate of Incorporation (8)
      3.2                  Amended and Restated By-laws (1)
      4.1                  Specimen certificate for shares of the Company's Common Stock (2)
      4.2                  Shareholder Rights Agreement, dated as of August 16, 1996, between the
                           Company and State Street Bank and Trust Company, as Rights Agent. (7)
      4.3                  Certificate of Designations, Preferences, and Rights of a Series of Preferred Stock
                           of CompDent Corporation

     10.1                  First Amendment to the Credit Agreement among the
                           Company, American Prepaid, the lenders named therein
                           and First Union National Bank of North Carolina, as
                           Agent, dated May 3, 1996 (10)
     10.2                  Parent Guaranty of the Company in favor of First Union National Bank of North
                           Carolina, dated July 5, 1995 (4)
     10.3                  Parent Pledge Agreement between the Company and First Union National Bank of
                           North Carolina, dated July 5, 1995 (4)
     10.4                  Borrower Pledge Agreement between American Prepaid and First Union National Bank of North Carolina, dated July 5, 1995 (4)
     10.5                  Noncompetition Agreement dated December 28 1994 by and between American Prepaid and Henry G. New (3)
     10.6                  Amended and Restated Investment and Stockholders' Agreement dated as of April 26,
                           1995 among the Company, American Prepaid, the Brains, the TA Investors, the
                           Chestnut Investors and the Management Investors (2)
     10.7                  Consulting Agreement dated as of April 2, 1993 between American Prepaid and
                           Vincent V. Rex (2)
     10.8                  Employment Agreement dated May 24, 1995 between American Prepaid and David R.
                           Klock (1)
     10.9                  Employment Agreement dated May 24, 1995 between American Prepaid and Phyllis A.
                           Klock (1)
     10.10                 Employment Agreement dated May 24, 1995 between American Prepaid and Sharon S.
                           Graham (1)
     10.11                 Employment Agreement dated April 14, 1995 between American Prepaid and Ken K.
                           Bohrer (1)
     10.12                 Employment Agreement dated June 5, 1995 between American Prepaid and Willis
                           Warrender (1)
     10.13                 Key Executive Insurance Policies for David R. Klock and Phyllis A. Klock (3)
     10.14                 Key Executive Insurance Policy for Sharon S. Graham (1)
     10.15                 Non-Qualified Stock Option Agreement dated November 1, 1993 between Philip Hertik and the Company (3)
     10.16                 Non-Qualified Stock Option Agreement dated as of November 1, 1993 between Joseph
                           E. Stephenson and the Company (3)
     10.17                 Non-Qualified Stock Option Agreement dated as of September 25, 1995 between Joseph
                           Ciffolillo and the Company (9)
     10.18                 The Company's 1994 Stock Option and Grant Plan (3)
     10.19                 Stock Redemption Agreement dated July 29, 1994 between the Company and David R.
                           Klock for 2,500 shares at $5.33 per share (3)
     10.20                 Amended and Restated CompDent Corporation 401(k) Standardized Profit Sharing Plan
                           effective January 1, 1997
     10.21                 Form of Indemnity Agreement between the Company and each of its directors (2)
     10.22                 Employment Agreement dated February 1, 1996 by and between the Company and
                           Bruce A. Mitchell (6)
     10.23                 The Company's Employee Stock Purchase Plan (9)
     10.24                 The Company's Non-Employee Directors Stock Option Plan
     10.25                 Form of Non-Qualified Stock Option Agreement under the Company's Non-Employee
                           Directors' Stock Option Plan
     10.26                 The Company's 1996 Stock Option Plan
     10.27                 Forms of Non-Qualified Stock Option Agreement under the Company's 1994 Stock
                           Option and Grant Plan and 1996 Stock Option Plan

     10.28                 Agreement by and between Shenandoah Life Insurance Company and American
                           Prepaid, effective December 27, 1993 (3)
     10.29                 Agreement by and between Shenandoah Life Insurance Company and ADP-NC, effective January 20, 1994 (3)
     10.30                 Agreement by and between Shenandoah Life Insurance Company and ADP-GA, effective January 20, 1994 (3)
     10.31                 Agreement by and between Shenandoah Life Insurance Company and ADP, effective
                           January 20, 1994 (3)
     10.32                 Agreement by and between Shenandoah Life Insurance Company and American Dental
                           Plan of Alabama, Inc., effective January 20, 1994 (3)
     10.33                 Agreement by and between Shenandoah Life Insurance Company and American Prepaid
                           Dental Plan of Ohio, Inc., effective January 20, 1994 (3)
     10.34                 Prepaid Product Marketing/Administration Agreement by and between The Centennial
                           Life Insurance Company and CompDent Corporation, effective January 1, 1995 (1)
     10.35                 Indemnity Products Marketing/Administrative Agreement by and between the
                           Centennial Life Insurance Company and CompDent Corporation, effective January 1,
                           1995 (1)
     10.36                 Lease Agreement dated December 22, 1995, by and between Mansell Overlook
                           100, LLC, and CompDent Corporation for property located at 100 Mansell Court,
                           Roswell, GA 30076
     13.1                  Annual Report to Stockholders for the fiscal year
                           ended December 31, 1996 (such report, except for
                           those portions thereof which are expressly
                           incorporated by reference in this filing, is
                           furnished for the information of the Commission and
                           is not deemed "filed" as part hereof)
     21.1                  Subsidiaries of the Company
     23.1                  Consent of Coopers & Lybrand L.L.P.
     27.1                  Financial Data Schedule (for SEC use only)
---------------

         (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 4, 1995 (File No. 33-95444) and incorporated herein by reference thereto.

         (2)      Filed as an exhibit to Pre-effective Amendment No. 1 to the Registrant's Registration Statement
                  on Form S-1 filed with the Securities and Exchange Commission on April 27, 1995 (File No.
                  33-90316) and incorporated herein by reference thereto.

         (3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 14, 1995 (File No. 33-90316) and incorporated herein by reference thereto.

         (4)      Filed as an exhibit to the Registrant's Current Report on Form
                  8-K filed with the Securities and Exchange Commission on July
                  5, 1995 and incorporated herein by reference thereto.

         (5)      Filed as an exhibit to the Registrant's Current Report on Form
                  8-K filed with the Securities and Exchange Commission on January 8, 1996 and incorporated herein by reference thereto.

         (6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 filed with the Securities and Exchange Commission on May 15, 1996 and incorporated herein by reference thereto.

         (7)      Filed as an exhibit to the Registrant's Annual Report on Form
                  10K for the period ended December 31, 1995 filed with the Securities and Exchange Commission on March 28, 1996 and incorporated herein by reference thereto.

         (8)      Filed as an exhibit to the Registrant's Current Report on Form
                  8-K filed with the Securities and Exchange commission on August 20, 1996 and incorporated herein by reference thereto.

         (9)      Filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed with the
                  Securities and Exchange Commission on September 18, 1996 (File No. 333-12227) and
                  incorporated herein by reference thereto.

         (10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996 filed with the Securities Exchange Commission on August 14, 1996 and incorporated herein by reference thereto.

(b)      Reports on Form 8-K.

         The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.

(c)      Exhibits.

         The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page 11.

(d)      Financial Statement Schedules.

         The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page S-1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     COMPDENT CORPORATION



                                                  By:/s/ David R. Klock
                                                     -----------------------
                                                     David R. Klock
                                                     Chairman of the Board and
                                                     Chief Executive Officer

Dated: March 28, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                Title                                       Date
/s/ David R. Klock                      Chairman of the Board                           March 28, 1997
---------------------------------       and Chief Executive
David R. Klock                          Officer (Principal Executive
                                        Officer) and Director

/s/ Sharon S. Graham                    Chief Financial Officer and                     March 28, 1997
---------------------------------       Treasurer (Principal
Sharon S. Graham                        Financial and Accounting Officer)


/s/ Joseph Ciffolillo                   Director                                        March 26, 1997
---------------------------------
Joseph Ciffolillo


/s/ Philip Hertik                       Director                                        March 28, 1997
---------------------------------
Philip Hertik


/s/ David F. Scott, Jr.                 Director                                        March 28, 1997
---------------------------------
David F. Scott, Jr.


/s/ Joseph E. Stephenson                Director                                        March 27, 1997
---------------------------------
Joseph E. Stephenson

                                                       Item 14(a)(2) Schedule




REPORT OF INDEPENDENT ACCOUNTANTS




In connection with our audit of the consolidated financial statements of CompDent Corporation and subsidiaries as of December 31, 1996 and 1995, and for the years then ended, which financial statements are included in the annual report, we have also audited the financial statement schedule as of December 31, 1996 and 1995 and for the years then ended listed in Item 14 herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.



                                               /s/ COOPERS & LYBRAND L.L.P.
                                               ------------------------------
                                                   COOPERS & LYBRAND L.L.P.



Atlanta, Georgia
February 3, 1997

COMPDENT CORPORATION (PARENT COMPANY)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
December 31, 1996 and 1995
(Dollars in Thousands)

                                                                                1996                    1995
                                           ASSETS

Current assets:
    Receivable from subsidiary*                                             $          114      $      88,139
                                                                            --------------      -------------

         Total current assets                                                          114             88,139
Investment in subsidiaries*                                                        112,069             14,038
                                                                            --------------      -------------

                                                                            $      112,183      $     102,177
                                                                            ==============      =============

                                   STOCKHOLDERS' EQUITY

Stockholders' equity:
    Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued at December 31, 1996

    Common stock, $.01 par value, 50,000,000 and 18,000,000
         shares authorized at December 31, 1996 and 1995, respectively,
         10,066,004 and 10,016,693 shares issued and outstanding
         at December 31, 1996 and 1995                                      $          101      $         100
Additional paid-in capital                                                          95,820             95,707
Retained earnings                                                                   16,262              6,370
                                                                            --------------      -------------

                                                                            $      112,183      $     102,177
                                                                            ==============      =============


*Eliminated in consolidation

See note to condensed financial statements.

COMPDENT CORPORATION (PARENT COMPANY)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
for the years ended December 31, 1996, 1995, and 1994
(Dollars in Thousands)


                                                     1996                   1995                    1994
Equity in net income of subsidiaries*           $      9,892            $      4,706            $      1,405
                                                ------------            ------------            ------------

Net income                                      $      9,892            $      4,706            $      1,405
                                                ============            ============            ============

*Eliminated in consolidation.

See note to condensed financial statements.

COMPDENT CORPORATION (PARENT COMPANY)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
for the years ended December 31, 1996, 1995, and 1994
(Dollars in Thousands)

                                                                     1996                    1995                   1994
Cash flows from operating activities:
 Net income                                                     $      9,892            $      4,706            $      1,405
 Adjustments to reconcile net income to net cash provided
  by (used in )operating activities:
    Equity in net income of subsidiaries*                             (9,892)                 (4,706)                 (1,405)
    Changes in assets and liabilities:
     Receivable from subsidiary                                       88,025                 (88,122)                     (3)
                                                                ------------            ------------            ------------

      Net cash provided by (used in) operating activities             88,025                 (88,122)                     (3)
                                                                ------------            ------------            ------------

Cash flows from investing activities:
 Capital contributions to subsidiaries*                              (88,139)                                         (5,000)
                                                                ------------            ------------            ------------
       Net cash used in investing activities                         (88,139)                      0                  (5,000)
                                                                ------------            ------------            ------------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock                                                                             4,000
 Proceeds from issuance of common stock                                                                                1,003
 Retirement of preferred stock                                                                (5,377)
 Proceeds from initial public offering, net of issuance costs                                (51,442)
 Proceeds from second public offering, net of issuance costs                                  42,047
 Proceeds from exercise of stock options                                  66
 Proceeds from employee stock purchase plan                               48
                                                                ------------            ------------            ------------
       Net cash provided by financing activities                         114                  88,112                   5,003
                                                                ------------            ------------            ------------
       Decrease in cash and cash equivalents                               0                     (10)                      0
Cash and cash equivalents, beginning of year                               0                      10                      10
                                                                ------------            ------------            ------------
Cash and cash equivalents, end of year                          $          0            $          0            $         10
                                                                ============            ============            ============

*Eliminated in consolidation.

See note to condensed financial statements.

COMPDENT CORPORATION (PARENT COMPANY)
Schedule I - Condensed Financial Information of Registrant
Note to Condensed Financial Statements



The Company publishes consolidated financial statements that are its primary financial statements. Therefore, these parent company condensed financial statements are not intended to be the primary financial statements of the Company, and should be read in conjunction with the consolidated financial statements and notes thereto of CompDent Corporation.

                                  EXHIBIT INDEX




         Listed and indexed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit No.                Description
      2.1                  Stock Purchase Agreement by and among the Company and American Prepaid and
                           Allan B Morris, The Allan B. Morris Family Limited Partnership, W. James Lintner,
                           Jr., The Lintner Family Limited Partnership, Greylock Limited Partnership and
                           CompDent Corporation dated as of January 31, 1995 (3)
      2.2                  Stock Purchase Agreement dated July 13, 1994 by and among American Prepaid and
                           Henry G. New, DentiCare, Inc., Gibraltar Dental Plan, Inc. and UniLife Insurance
                           Company (2)
      2.3                  Amendment No. 1 to the Stock Purchase Agreement by and among the Company,
                           American Prepaid, the stockholders of CompDent, Greylock Limited Partnership and
                           CompDent, dated June 23, 1995 (4)
      2.4                  Stock Purchase Agreement by and among American Prepaid and Daniel Heiman individually and as trustee of each of the Scott Heiman Trust and the Cynthia Heiman
                           Trust, Barney P. Randol, Texas Dental Plans, Inc., Dental Plans International, Inc. and
                           Dental Providers Resources, Inc. dated as of January 8, 1996 (5)
      2.5                  Asset Purchase Agreement by and among American Prepaid and National Dental Plans,
                           Inc. and certain of its shareholders dated as of January 8, 1996 (5)
      2.6                  Stock Purchase Agreement by and among American Prepaid and Theodore Tannebaum,
                           Sven Philip-Sorenson, Dental Care Plus Management, Corp. and I.H.C.S., Inc. dated as of February 28, 1996, as amended (7)
      3.1                  Amended and Restated Certificate of Incorporation (8)
      3.2                  Amended and Restated By-laws (1)
      4.1                  Specimen certificate for shares of the Company's Common Stock (2)
      4.2                  Shareholder Rights Agreement, dated as of August 16, 1996, between the
                           Company and State Street Bank and Trust Company, as Rights Agent. (7)
     *4.3                  Certificate of Designations, Preferences, and Rights of a Series of Preferred Stock
                           of CompDent Corporation
     10.1                  First Amendment to the Credit Agreement among the
                           Company, American Prepaid, the lenders named therein
                           and First Union National Bank of North Carolina, as
                           Agent, dated May 3, 1996 (10)
     10.2                  Parent Guaranty of the Company in favor of First Union National Bank of North
                           Carolina, dated July 5, 1995 (4)
     10.3                  Parent Pledge Agreement between the Company and First Union National Bank of
                           North Carolina, dated July 5, 1995 (4)
     10.4                  Borrower Pledge Agreement between American Prepaid and First Union National Bank of North Carolina, dated July 5, 1995 (4)
     10.5                  Noncompetition Agreement dated December 28 1994 by and between American Prepaid and Henry G. New (3)
     10.6                  Amended and Restated Investment and Stockholders' Agreement dated as of April 26,
                           1995 among the Company, American Prepaid, the Brains, the TA Investors, the
                           Chestnut Investors and the Management Investors (2)
     10.7                  Consulting Agreement dated as of April 2, 1993 between American Prepaid and
                           Vincent V. Rex (2)
     10.8                  Employment Agreement dated May 24, 1995 between American Prepaid and David R.
                           Klock (1)
     10.9                  Employment Agreement dated May 24, 1995 between American Prepaid and Phyllis A.
                           Klock (1)


Exhibit No.                Description
     10.10                 Employment Agreement dated May 24, 1995 between American Prepaid and Sharon S.
                           Graham (1)
     10.11                 Employment Agreement dated April 14, 1995 between American Prepaid and Ken K.
                           Bohrer (1)
     10.12                 Employment Agreement dated June 5, 1995 between American Prepaid and Willis
                           Warrender (1)
     10.13                 Key Executive Insurance Policies for David R. Klock and Phyllis A. Klock (3)
     10.14                 Key Executive Insurance Policy for Sharon S. Graham (1)
     10.15                 Non-Qualified Stock Option Agreement dated November 1, 1993 between Philip Hertik and the Company (3)
     10.16                 Non-Qualified Stock Option Agreement dated as of November 1, 1993 between Joseph
                           E. Stephenson and the Company (3)
     10.17                 Non-Qualified Stock Option Agreement dated as of September 25, 1995 between Joseph
                           Ciffolillo and the Company (9)
     10.18                 The Company's 1994 Stock Option and Grant Plan (3)
     10.19                 Stock Redemption Agreement dated July 29, 1994 between the Company and David R.
                           Klock for 2,500 shares at $5.33 per share (3)
    *10.20                 Amended and Restated CompDent Corporation 401(k) Standardized Profit Sharing Plan
                           effective January 1, 1997
     10.21                 Form of Indemnity Agreement between the Company and each of its directors (2)
     10.22                 Employment Agreement dated February 1, 1996 by and between the Company and
                           Bruce A. Mitchell (6)
     10.23                 The Company's Employee Stock Purchase Plan (9)
    *10.24                 The Company's Non-Employee Directors Stock Option Plan
    *10.25                 Form of Non-Qualified Stock Option Agreement under the Company's Non-Employee
                           Directors' Stock Option Plan
    *10.26                 The Company's 1996 Stock Option Plan
    *10.27                 Forms of Non-Qualified Stock Option Agreement under the Company's 1994 Stock
                           Option and Grant Plan and 1996 Stock Option Plan
     10.28                 Agreement by and between Shenandoah Life Insurance Company and American
                           Prepaid, effective December 27, 1993 (3)
     10.29                 Agreement by and between Shenandoah Life Insurance Company and ADP-NC, effective January 20, 1994 (3)
     10.30                 Agreement by and between Shenandoah Life Insurance Company and ADP-GA, effective January 20, 1994 (3)
     10.31                 Agreement by and between Shenandoah Life Insurance Company and ADP, effective
                           January 20, 1994 (3)
     10.32                 Agreement by and between Shenandoah Life Insurance Company and American Dental
                           Plan of Alabama, Inc., effective January 20, 1994 (3)
     10.33                 Agreement by and between Shenandoah Life Insurance Company and American Prepaid
                           Dental Plan of Ohio, Inc., effective January 20, 1994 (3)
     10.34                 Prepaid Product Marketing/Administration Agreement by and between The Centennial
                           Life Insurance Company and CompDent Corporation, effective January 1, 1995 (1)
     10.35                 Indemnity Products Marketing/Administrative Agreement by and between the
                           Centennial Life Insurance Company and CompDent Corporation, effective January 1,
                           1995 (1)

Exhibit No.                Description
    *10.36                 Lease Agreement dated December 22, 1995, by and
                           between Mansell Overlook 100, LLC, and CompDent
                           Corporation for property located at 100 Mansell
                           Court, Roswell, GA 30076
    *13.1                  Annual Report to Stockholders for the fiscal year
                           ended December 31, 1996 (such report, except for
                           those portions thereof which are expressly
                           incorporated by reference in this filing, is
                           furnished for the information of the Commission and
                           is not deemed "filed" as part hereof)
    *21.1                  Subsidiaries of the Company
    *23.1                  Consent of Coopers & Lybrand L.L.P.
    *27.1                  Financial Data Schedule (for SEC use only)
------------

         (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 4, 1995 (File No. 33-95444) and incorporated herein by reference thereto.

         (2)      Filed as an exhibit to Pre-effective Amendment No. 1 to the Registrant's Registration Statement
                  on Form S-1 filed with the Securities and Exchange Commission on April 27, 1995 (File No.
                  33-90316) and incorporated herein by reference thereto.

         (3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 14, 1995 (File No. 33-90316) and incorporated herein by reference thereto.

         (4)      Filed as an exhibit to the Registrant's Current Report on Form
                  8-K filed with the Securities and Exchange Commission on July
                  5, 1995 and incorporated herein by reference thereto.

         (5)      Filed as an exhibit to the Registrant's Current Report on Form
                  8-K filed with the Securities and Exchange Commission on January 8, 1996 and incorporated herein by reference thereto.

         (6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 filed with the Securities and Exchange Commission on May 15, 1996 and incorporated herein by reference thereto.

         (7)      Filed as an exhibit to the Registrant's Annual Report on Form
                  10K for the period ended December 31, 1995 filed with the Securities and Exchange Commission on March 28, 1996 and incorporated herein by reference thereto.

         (8)      Filed as an exhibit to the Registrant's Current Report on Form
                  8-K filed with the Securities and Exchange commission on August 20, 1996 and incorporated herein by reference thereto.

         (9)      Filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed with the
                  Securities and Exchange Commission on September 18, 1996 (File No. 333-12227) and
                  incorporated herein by reference thereto.


Exhibit No.                Description
         (10)     Filed as an exhibit to the Registrant's Quarterly Report on
                  Form 10-Q for the period ended June 30, 1996 filed with the
                  Securities Exchange Commission on August 14, 1996 and
                  incorporated herein by reference thereto.

         *        Filed herewith