Form 10-Q
period 1997-03-31
COMPDENT CORP
filed 1997-05-15
CIK 941553

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                             ---------------------

                                  FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------- to ---------

                       Commission file number: 0-26090

                            COMPDENT CORPORATION
           (Exact name of registrant as specified in its charter)

          DELAWARE                                    04-3185995
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                             CompDent Corporation
                       100 Mansell Court East, Suite 400
                            Roswell, Georgia  30076
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
                      Yes      X                        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                 Outstanding at May 12, 1997
                -----                 --------------------------
     Common Stock, $.01 par value               10,106,039

                    COMPDENT CORPORATION AND SUBSIDIARIES


                                    INDEX

                                                                                                   Page #
Part I.    Financial Information

           Item 1.     Financial Statements                                                           4

           Item 2.     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                     10

Part II.   Other Information

           Item 1.     Legal Proceedings                                                             13

           Item 6.     Exhibits and Reports Filed on Form 8-K                                        13

Signatures                                                                                           14

Exhibit Index                                                                                        15

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

ITEM 1. FINANCIAL STATEMENTS

                    COMPDENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                    MARCH 31,          DECEMBER 31,
                                                                      1997                 1996
                                                                      ----                 ----
                                                                  (UNAUDITED)
                 ASSETS
Current assets:
    Cash and cash equivalents                                       $ 23,764            $ 26,959
    Premiums receivable from subscribers                               4,154               3,121
    Income taxes receivable                                                                  247
    Deferred income taxes                                              3,147               3,106
    Other current assets                                               1,242                 650
                                                                    --------            --------
         Total current assets                                         32,307              34,083
                                                                    --------            --------

Restricted funds                                                       2,147               2,070
Property and equipment, net of accumulated depreciation                3,561               2,977
Excess of purchase price over net assets acquired                    137,085             135,040
Noncompetition agreement                                                 799                 945
Unamortized loan fees                                                    162                 189
Reinsurance receivable                                                 5,438               5,388
Cash surrender value of officers' life insurance                         147                 140
Deferred income taxes                                                  1,818               2,026
Other assets                                                           1,550               1,309
                                                                    --------            --------
                                                                    $185,014            $184,167
                                                                    ========            ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Unearned revenue                                                $  9,790            $  9,582
    Accounts payable and accrued expenses                             11,366              10,956
    Accrued interest payable                                             352                 390
    Income taxes payable                                                 609
    Dental claims reserves                                             1,617               1,421
    Other current liabilities                                            397               1,924
                                                                    --------            --------
         Total current liabilities                                    24,131              24,273
                                                                    --------            --------
Aggregate reserves for life policies and contracts                     5,401               5,338
Notes payable                                                         38,000              41,663
Deferred compensation expense                                            328                 338
Other liabilities                                                        408                 372
                                                                    --------            --------
         Total liabilities                                            68,268              71,984
                                                                    --------            --------
Commitments and contingencies (Note 3)
Stockholders' equity:
    Common stock                                                         101                 101
    Additional paid-in capital                                        97,544              95,820
    Retained earnings                                                 19,101              16,262
                                                                    --------            --------
         Total stockholders' equity                                  116,746             112,183
                                                                    --------            --------
                                                                    $185,014            $184,167
                                                                    ========            ========

The accompanying notes are an integral part of these financial statements.

                    COMPDENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH  31,
                                                                                  ----------
                                                                             1997            1996
                                                                            -----            ----
                                                                         (UNAUDITED)      (UNAUDITED)
Revenues:
    Subscriber premiums                                                    $35,636          $30,831
    Other revenue                                                            2,199              554
                                                                           -------          -------
         Total revenue                                                      37,835           31,385
                                                                           -------          -------
Expenses:
    Dental care providers' fees and claim costs                             19,544           16,481
    Commissions                                                              3,172            3,013
    Premium taxes                                                              265              259
    General and administrative                                               7,860            6,771
    Depreciation and amortization                                            1,321            1,047
                                                                           -------          -------
         Total expenses                                                     32,162           27,571
                                                                           -------          -------
              Operating income                                               5,673            3,814
                                                                           -------          -------
Other (income) expense:
    Interest income                                                           (161)            (153)
    Interest expense                                                           708               46
    Other, net                                                                 (45)             (10)
                                                                           -------          -------
                                                                               502             (117)
                                                                           -------          -------

         Income before provision for income taxes                            5,171            3,931
         Income tax provision                                                2,332            1,694
                                                                           -------          -------
                 Net income                                                $ 2,839          $ 2,237
                                                                           =======          =======

Net Income per common share                                                $  0.28          $  0.22
                                                                           =======          =======

Weighted average common shares outstanding                                  10,167           10,156
                                                                           =======          =======



The accompanying notes are an integral part of these financial statements.

                    COMPDENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                         ---------
                                                                                   1997            1996
                                                                                   ----            ----
                                                                               (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
         Net Income                                                              $  2,839         $ 2,237
         Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                              1,348           1,065
             Gain on sale of property and equipment                                   (10)
             Deferred income tax expense (benefit)                                    553             (43)
             Changes in assets and liabilities:
                Premiums receivable from subscribers                               (1,033)         (1,357)
                Income taxes receivable/payable                                       856             939
                Other assets                                                         (655)            764
                Unearned revenue                                                      201           1,537
                Accounts payable and accrued expenses                              (1,393)            687
                Other liabilities                                                  (1,242)         (3,208)
                                                                                 --------         -------
                    Net cash provided by operating activities                       1,464           2,621
                                                                                 --------         -------

Cash flows from investing activities:
         Additions to property and equipment                                         (873)           (247)
         Increase in restricted cash                                                   (2)
         Proceeds from sale of property and equipment                                  18
         Cash surrender value of life insurance                                        (7)            (25)
         Payments made in connection with proposed business acquisitions             (242)            (49)
         Purchase of businesses, net of cash acquired                                (473)        (23,132)
                                                                                 --------         -------
                       Net cash used in investing activities                       (1,579)        (23,453)
                                                                                 --------         -------

Cash flows from financing activities:
         (Repayments) proceeds under credit agreement                              (3,663)          4,000
         Tax benefit realized from exercise of nonqualified stock options             583
         Proceeds from exercise of stock options                                                       11
                                                                                 --------         -------
                      Net cash (used in) provided by financing activities          (3,080)          4,011
                                                                                 --------         -------

Decrease in cash and cash equivalents                                              (3,195)        (16,821)
Cash and cash equivalents, beginning of period                                     26,959          40,388
                                                                                 --------         -------
Cash and cash equivalents, end of period                                         $ 23,764         $23,567
                                                                                 ========         =======

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
             Interest                                                            $    718          $   29
                                                                                 ========          ======

             Income taxes                                                        $    340          $  729
                                                                                 ========          ======

    Non-cash investing and financing activities:
         Stock issued in exchange for business acquired                          $  1,141
                                                                                 ========


The accompanying notes are an integral part of these financial statements.

                    COMPDENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                MARCH 31, 1997

1.  BASIS OF PRESENTATION

    The unaudited consolidated balance sheet as of March 31, 1997 and the unaudited consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all significant adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for these periods are also unaudited. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995, and 1994 included in the 1996 Annual Report of CompDent Corporation and its subsidiaries, (the "Company", except as the context otherwise requires) on Form 10-K. Operating results of the Company for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

2.  BUSINESS COMBINATIONS

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

    The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

    Fair value of assets acquired                                                    $  27,239,000
    Cash paid for assets acquired, net of cash acquired                                (23,132,000)
    Acquisition costs paid                                                               ( 540,000)
                                                                                     -------------
    Liabilities assumed                                                              $   3,567,000
                                                                                     =============

    Effective May 8, 1996, the Company acquired all of the outstanding capital stock and options of Dental Care Plus Management, Corp. ("Dental Care"). The aggregate purchase price for Dental Care and its wholly-owned subsidiary, IHCS, Inc. ("IHCS"), was $38 million, of which the Company paid approximately $27 million in cash and assumed approximately $11 million in accrued liabilities. Dental Care and its subsidiary IHCS are based in Chicago, Illinois and provide managed dental care services through a network of dental care providers.
Dental Care also acts as a third party administrator and provides management services to Health Care Systems, Inc., a non-profit dental company. The Company financed the purchase of Dental Care as well as satisfaction of the assumed liabilities by drawing down the Company's revolving credit facility. The acquisition of Dental Care was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess cost over fair value of net assets acquired of $39.7 million which is being amortized over 40 years. In 1996, the Company finalized its allocation of the purchase price of Dental Care which resulted in an increase to excess of purchase price over net assets acquired of $1.5 million to $41.2 million.

    The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

    Fair value of assets acquired                                                      $46,770,000
    Cash paid for assets acquired, net of cash acquired                                (26,836,000)
    Acquisition costs paid                                                                (843,000)
                                                                                       -----------
    Liabilities assumed                                                                $19,091,000
                                                                                       ===========

        Effective March 21, 1997, the Company completed the acquisition of American Dental Providers, Inc. ("AMDP"), and Diamond Dental & Vision, Inc. ("DDV"). The aggregate purchase price of $1.7 million consisted of $519,030 in cash and $1,140,998 of Company common stock issued at fair market value. AMDP provides managed dental care services through a network of dental care providers, and DDV provides a vision plan and referral fee-for-service dental plan to the Arkansas market. The Company funded the cash portion of the purchase with cash available from operations. The acquisition of AMDP and DDV was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $2.9 million, which will be amortized over 40 years.

    The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

         Fair value of assets acquired                                               $ 3,385,733
         Cash paid and fair value of stock issued
              for assets acquired, net of cash acquired                               (1,613,767)
         Acquisition costs paid                                                         (650,000)
                                                                                     -----------
         Liabilities assumed                                                         $ 1,121,966
                                                                                     ===========

    Unaudited pro forma results of operations of the Company for the three months ended March 31, 1997 and 1996 are included below. Such pro forma presentation has been prepared assuming that the AMDP and DDV acquisitions had occurred as of January 1, 1997 and that the AMDP, DDV, Texas Dental, and Dental Care acquisitions had occurred as of January 1, 1996, respectively.

                                                             Three Months Ended       Three Months Ended
                                                               March 31, 1997           March 31, 1996
                                                               ---------------          --------------
Revenues (in thousands)                                           $ 38,145                  $ 36,137
                                                                  ========                  ========

Net income (in thousands)                                         $  2,816                  $  1,203
                                                                  ========                  ========

Net income per common share                                       $   0.28                  $   0.12
                                                                  ========                  ========

    The pro forma results include the historical accounts of the Company, and historical accounts of the acquired businesses and pro forma adjustments including the amortization of the excess purchase price over the fair value of the net assets acquired, the amortization for the noncompete agreements, the reduction of revenues for an intercompany management fee charged by Dental Care to its subsidiary IHCS, the elimination of consulting costs incurred by Dental Care under various contractual arrangements with related entities of Dental Care which were terminated upon the Company's purchase of Dental Care, and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

Three months ended March 31, 1997 and 1996

    Revenues increased by $6.4 million, or 20.6%, to $37.8 million in the first quarter of 1997 from $31.4 million in the first quarter of 1996. This increase was primarily attributable to a net increase of $4.8 million, or 15.6%, in subscriber premiums to $35.6 million in the first quarter of 1997 from $30.8 million in the first quarter of 1996. The acquisition of Dental Care in May 1996 provided $3.7 million of the increase. Internal growth of the Company's existing subscriber base accounted for the remaining $1.1 million increase.

    Other revenue increased by $1.6 million, or 296.9%, to $2.2 million in the first quarter of 1997 from $0.6 million in the first quarter of 1996. The increase was primarily attributable to $1.4 million of Dental Care third party administrator fees and management fees recorded in the first quarter of 1997 following the May 1996 Dental Care acquisition. The balance of the increase in other revenue was mainly due to revenues associated with dental practice management. It is anticipated that dental practice management revenues will increase in future quarters to the extent that the Company's newly organized dental practice management company ("Dental Health Management, Inc.") is successful.

    Dental care providers' fees and claims costs increased $3.0 million, or 18.6%, to $19.5 million in the first quarter of 1997 from $16.5 million in the first quarter of 1996. Dental care providers' fees represent capitation payments paid to panel dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists from premiums paid by subscribers are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under the dental indemnity insurance plans. Dental care providers' fees and claims costs increased to 54.8% from 53.5% of subscriber premiums in the first quarter of 1997 and 1996, respectively, due mainly to the acquisition of Dental Care, which incurred dental care providers' fees and claims costs equal to 61.4% of its subscriber premiums.

    Commission expense increased $159,000, or 5.3%, to $3.2 million in the first quarter of 1997 from $3.0 million in the first quarter of 1996. As a percentage of subscriber premiums, commissions decreased to 8.9% of subscriber premiums in the first quarter of 1997 from 9.8% in the first quarter of 1996. This decrease was caused primarily by the acquisition of Dental Care, which had commission expense equal to 1.0% of subscriber premiums. Historically, Dental Care has relied more heavily on its direct sales forces than on independent agents, resulting in lower commissions as a percentage of revenues compared to the Company's other subsidiaries.

    General and administrative expenses increased $1.1 million, or 16.1%, to $7.9 million in the first quarter of 1997 from $6.8 million in the first quarter of 1996. As a percentage of revenues, this expense decreased to 20.8% in the first quarter of 1997 from 21.6% in the first quarter of 1996. This decrease as a percentage of revenues was due to cost savings realized from the consolidation of acquired operations. Texas Dental, acquired in first quarter of 1996, increased general and administrative costs in the first quarter of 1996. By the first quarter of 1997, redundant personnel and overhead costs had been reduced relating to both the Texas Dental acquisition which took place in January 1996, and the Dental Care acquisition, which took place in May 1996.

    Depreciation and amortization expense increased $274,000, or 26.2%, to $1.3 million in the first quarter of 1997 from $1.0 million in the first quarter of 1996. Amortization of goodwill increased $261,000 principally due to the additional goodwill amortization recorded following the Dental Care acquisition.

    Interest expense increased $662,000 to $708,000 in the first quarter of 1997 from $46,000 in the first quarter of 1996. During the first quarter of 1997, the Company had approximately $38.0 million in outstanding borrowings, which arose in May 1996 with the acquisition of Dental Care. Interest expense in the first quarter of 1996 consists of fees on the unused line of credit facility and amortization of capitalized loan fees. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

    In the first quarter of 1997, the Company's effective income tax rate increased to 45.1% compared to 43.1% in the first quarter of 1996. The increase was primarily attributable to additional nondeductible goodwill amortization recorded in the first quarter of 1997 following the recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary source of cash in the three months ended March 31, 1997 was generated by operating activities. The primary uses of cash for the period were repayments of the Company's line of credit, purchases of property and equipment, and the acquisitions of American Dental Plan, Inc. ("AMDP") and Diamond Dental & Vision, Inc. ("DDV").

           Cash flows from operating activities were $1.5 million and $2.6 million for the three months ended March 31, 1997 and 1996, respectively. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to panel dentists, claims paid, brokers' and agents' commissions, general and administrative expenses, and income tax payments. The Company receives premium payments in advance of anticipated capitation payments and claims and invests cash balances in excess of current needs in interest-bearing accounts.

           Cash used in investing activities was $1.6 million and $23.5 million for the three months ended March 31, 1997 and 1996, respectively. The decrease in cash used during the three months ended March 31, 1997 relates primarily to decrease in cash used for acquisitions. In the three months ending March 31, 1997, $0.5 million was used for the acquisition of AMDP and DDV, compared to $23.0 million used to acquire Texas Dental in the three months ended March 31, 1996. The $0.6 million increase in capital expenditures during the first quarter of 1997 relates primarily to purchases of leasehold improvements and dental equipment for the Company's dental office management business, and telephone and computer purchases. It is anticipated that capital expenditures will continue an upward trend to the extent that the Company's dental office management business is successful, resulting in the opening of new dental offices.

           Cash flows used in financing activities in the three months ended March 31, 1997 were $3.1 million, representing $3.7 million repayment of the Company's revolving line of credit net of a $0.6 million income tax benefit realized from the exercise of nonqualified stock options. In the three months ending March 31, 1996, financing activities provided $4.0 million of cash flow, consisting almost entirely of borrowings under the Company's line of credit
The line of credit proceeds were used to payoff intercompany borrowings to regulated subsidiary companies at quarter-end.

           On June 30, 1995, the Company obtained a reducing revolving $35 million line of credit (the "Credit Facility") from banks. The Credit Facility was subsequently amended to increase the available line of credit to $65 million. The Credit Facility as amended requires, beginning at the end of three and one-half years from the date of closing, a 33% reduction per year in available and outstanding borrowings. Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus up to 1/4% or LIBOR plus up to 1 3/4%, with the margin over the prime rate and LIBOR decreasing as the ratio of consolidated debt to EBITDA decreases. Currently, borrowings under the Credit Facility bear interest at the LIBOR-based rate. The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits the Company from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments, and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's direct and indirect subsidiaries. The Company had $38.0 million of borrowings outstanding as of March 31, 1997 under the Credit Facility.

           The Company believes that cash flow generated by operations will be sufficient to fund its normal working capital needs and capital expenditures for at least the next twenty-four months because cash receipts are principally premium revenue received prior to expected capitation payments and claims for dental services and the Company's operations are not capital intensive. Historically, the Company's operations have not been capital intensive; however, the Company's recent initiative in the establishment of dental offices through its subsidiary operation, Dental Health Management, Inc., will present capital needs, the extent of which is indeterminate. Additional financing, under the Credit Facility or otherwise, would be required in connection with an acquisition or acquisitions which the Company may consummate in the future.

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

           The Financial Accounting Standards Board has issued Statement of financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."

           This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and make them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

           This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Implementing the requirements of SFAS No. 128 is not anticipated to have a material impact on the financial position, results of operations, earnings per share, or cash flows of the Company.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           As previously reported in the Company's Form 10-K for the period ending December 31, 1996, the Company's wholly owned subsidiary, American Prepaid Professional Services, Inc. ("American Prepaid") and its Florida subsidiary, American Dental Plan, Inc. are currently defendants to a civil complaint filed by three participating dentists (one of which has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company ("Subsidiaries"). No material developments with regard to that action which have taken place since the previous report. See "Notes to Consolidated Unaudited Financial Statements -- Contingent Liabilities."

           The Company is not a party to any other material legal proceeding.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

    (a)    Exhibits.

           27     Financial Data Schedule (for SEC use only).

    (b)    Reports on Form 8-K.

           None.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              COMPDENT CORPORATION


Date:  May 14, 1997                           By: /s/ Sharon S. Graham
                                                  _____________________________
                                                  Sharon S. Graham Treasurer
                                                  and Chief Financial Officer
                                                  (Signing as duly authorized
                                                  officer and chief financial
                                                  officer)

                                 EXHIBIT INDEX





EX-27     Financial Data Schedule (for SEC use only).