Form 10-Q
period 1997-06-30
COMPDENT CORP
filed 1997-08-14
CIK 941553

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------

                         Commission file number: 0-26090

                              COMPDENT CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   04-3185995
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
                                    Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at August 8, 1997
              -----                              -----------------------------
 Common Stock, $.01 par value                    10,106,039

                      COMPDENT CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                                          Page #
Part I.    Financial Information

           Item 1.       Financial Statements                                                4

           Item 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                          11

Part II.   Other Information

           Item 1.       Legal Proceedings                                                  15

           Item 2.       Changes in Securities                                              15

           Item 4.       Submission of Matters to a Vote of Security Holders                15

           Item 5.       Other Information                                                  15

           Item 6.       Exhibits and Reports Filed on Form 8-K                             15

Signatures                                                                                  16

Exhibit Index                                                                               17

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

ITEM 1. FINANCIAL STATEMENTS

                    COMPDENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                          JUNE 30,      DECEMBER 31,
                                                            1997           1996
                                                            ----           ----
                                                        (UNAUDITED)
                  ASSETS
Current assets:
     Cash and cash equivalents                            $ 43,730      $ 26,959
     Premiums receivable from subscribers                    4,299         3,121
     Income taxes receivable                                                 247
     Deferred income taxes                                   2,121         3,106
     Other current assets                                    2,661           650
                                                          --------      --------
         Total current assets                               52,811        34,083
                                                          --------      --------

Restricted funds                                             2,252         2,070
Property and equipment, net of accumulated depreciation      3,721         2,977
Excess of purchase price over net assets acquired          135,643       135,040
Noncompetition agreement                                       641           945
Unamortized loan fees                                          134           189
Reinsurance receivable                                       5,391         5,388
Cash surrender value of officers' life insurance               148           140
Deferred income taxes                                        1,928         2,026
Other assets                                                 1,171         1,309
                                                          --------      --------
                                                          $203,840      $184,167
                                                          ========      ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Unearned revenue                                     $  9,453      $  9,582
     Accounts payable and accrued expenses                  10,064        10,956
     Accrued interest payable                                  582           390
     Income taxes payable                                      909
     Dental claims reserves                                  1,802         1,421
     Other current liabilities                                 282         1,924
                                                          --------      --------
         Total current liabilities                          23,092        24,273
                                                          --------      --------
Aggregate reserves for life policies and contracts           5,351         5,338
Notes payable                                               55,000        41,663
Deferred compensation expense                                  318           338
Other liabilities                                              449           372
                                                          --------      --------
         Total liabilities                                  84,210        71,984
                                                          --------      --------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Common stock                                              101           101
     Additional paid-in capital                             97,544        95,820
     Retained earnings                                      21,985        16,262
                                                          --------      --------
         Total stockholders' equity                        119,630       112,183
                                                          --------      --------
                                                          $203,840      $184,167
                                                          ========      ========

The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                       1997         1996
                                                       ----         ----
                                                   (UNAUDITED)  (UNAUDITED)
Revenues:
     Subscriber premiums                            $ 35,852    $ 33,384
     Other revenue                                     2,348       1,377
                                                    --------    --------
         Total revenue                                38,200      34,761
                                                    --------    --------
Expenses:
     Dental care providers' fees and claim costs      19,906      17,967
     Commissions                                       3,192       3,091
     Premium taxes                                       256         264
     General and administrative                        7,967       7,831
     Depreciation and amortization                     1,355       1,287
                                                    --------    --------
         Total expenses                               32,676      30,440
                                                    --------    --------
              Operating income                         5,524       4,321
                                                    --------    --------
Other (income) expense:
     Interest income                                    (254)       (145)
     Interest expense                                    738         434
     Other, net                                          (16)       (299)
                                                    --------    --------
                                                         468         (10)
                                                    --------    --------

         Income before provision for income taxes      5,056       4,331
         Income tax provision                          2,172       1,924
                                                    --------    --------
               Net income                           $  2,884    $  2,407
                                                    ========    ========


Net Income per common share                         $   0.28    $   0.24
                                                    ========    ========

Weighted average common shares outstanding            10,179      10,185
                                                    ========    ========


The accompanying notes are an integral part of these financial statements.

                    COMPDENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      SIX MONTHS ENDED
                                                         JUNE  30,
                                                      1997        1996
                                                      ----        -----
                                                   (UNAUDITED) (UNAUDITED)
Revenues:
     Subscriber premiums                            $ 71,488    $ 64,215
     Other revenue                                     4,547       1,932
                                                    --------    --------
         Total revenue                                76,035      66,147
                                                    --------    --------
Expenses:
     Dental care providers' fees and claim costs      39,450      34,448
     Commissions                                       6,364       6,104
     Premium taxes                                       521         523
     General and administrative                       15,827      14,603
     Depreciation and amortization                     2,676       2,334
                                                    --------    --------
         Total expenses                               64,838      58,012
                                                    --------    --------
              Operating income                        11,197       8,135
                                                    --------    --------
Other (income) expense:
     Interest income                                    (415)       (298)
     Interest expense                                  1,446         480
     Other, net                                          (61)       (309)
                                                    --------    --------
                                                         970        (127)
                                                    --------    --------

         Income before provision for income taxes     10,227       8,262
         Income tax provision                          4,504       3,618
                                                    --------    --------
              Net income                            $  5,723    $  4,644
                                                    ========    ========


Net Income per common share                         $   0.56    $   0.46
                                                    ========    ========

Weighted average common shares outstanding            10,172      10,191
                                                    ========    ========




The accompanying notes are an integral part of these financial statements.

                    COMPDENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                          1997         1996
                                                                          ----         ----
                                                                      (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities:
     Net Income                                                         $  5,723    $  4,644
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                     2,731       2,374
         Gain on sale of property and equipment                              (10)       (309)
         Deferred income tax expense                                       1,281         327
         Changes in assets and liabilities:
             Premiums receivable from subscribers                         (1,178)        586
             Income taxes receivable/payable                               1,156      (1,126)
             Other assets                                                 (1,707)        382
             Unearned revenue                                               (144)        814
             Accounts payable and accrued expenses                        (1,723)       (538)
             Other liabilities                                            (1,191)     (2,584)
                                                                        --------    --------
                Net cash provided by operating activities                  4,938       4,570
                                                                        --------    --------

Cash flows from investing activities:
     Additions to property and equipment                                  (1,331)       (609)
     Increase in restricted cash                                            (107)       (600)
     Proceeds from sale of property and equipment                             18         911
     Cash surrender value of life insurance                                   (3)         35
     Payments made in connection with proposed business acquisitions        (191)
     Purchase of businesses, net of cash acquired                           (473)    (62,468)
                                                                        --------    --------
                Net cash used in investing activities                     (2,087)    (62,731)
                                                                        --------    --------

Cash flows from financing activities:
     Proceeds under credit agreement                                      13,337      44,000
     Tax benefit realized from exercise of nonqualified stock options        583
     Loan fees paid                                                                     (113)
     Payments made in connection with proposed public offering                           (87)
     Proceeds from exercise of stock options                                              55
                                                                        --------    --------
                Net cash provided by financing activities                 13,920      43,855
                                                                        --------    --------

Increase (decrease) in cash and cash equivalents                          16,771     (14,306)
Cash and cash equivalents, beginning of period                            26,959      40,388
                                                                        --------    --------
Cash and cash equivalents, end of period                                $ 43,730    $ 26,082
                                                                        ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                       $  1,198    $    126
                                                                        ========    ========
         Income taxes                                                   $  1,484    $  4,412
                                                                        ========    ========
 Non-cash investing and financing activities:
     Stock issued in exchange for business acquired                     $  1,141    $      0
                                                                        ========    ========

The accompanying notes are an integral part of these financial statements.

                    COMPDENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                JUNE 30, 1997

1.  BASIS OF PRESENTATION

     The unaudited consolidated balance sheet as of June 30, 1997, the unaudited consolidated statements of operations for the three months and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all significant adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for these periods are also unaudited. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995, and 1994 included in the 1996 Annual Report of CompDent Corporation and its subsidiaries, (the "Company", except as the context otherwise requires) on Form 10-K. Operating results of the Company for the six months or three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

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

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

Fair value of assets acquired                         $ 27,239,000
Cash paid for assets acquired, net of cash acquired    (23,132,000)
Acquisition costs paid                                    (540,000)
                                                      ------------
Liabilities assumed                                   $  3,567,000
                                                      ============

     Effective May 8, 1996, the Company acquired all of the outstanding capital stock and options of Dental Care Plus Management, Corp. ("Dental Care"). The aggregate purchase price for Dental Care and its wholly-owned subsidiary, IHCS, Inc. ("IHCS") was $38 million, of which the Company paid approximately $27 million in cash and assumed approximately $11 million in accrued liabilities. Dental Care and its subsidiary IHCS are based in Chicago, Illinois and provide managed dental care services through a network of dental care providers. Dental Care also acts as a third party administrator and provides management services to Health Care Systems, Inc., a non-profit dental company. The Company financed the purchase of Dental Care as well as satisfaction of the assumed liabilities by drawing down the Company's revolving credit facility. The acquisition of Dental Care was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess cost over fair value of net assets acquired of $39.7 million which is being amortized over 40 years. In 1996, the Company finalized its allocation of the purchase price of Dental Care which resulted in an increase to excess of purchase price over net assets acquired of $1.5 million to $41.2 million.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:


Fair value of assets acquired                          $ 46,770,000
Cash paid for assets acquired,  net of cash acquired    (26,836,000)
Acquisition costs paid                                     (843,000)
                                                       ------------
Liabilities assumed                                    $ 19,091,000
                                                       ============

     Effective March 21, 1997, the Company completed the acquisition of American Dental Providers, Inc. ("AMDP"), and Diamond Dental & Vision, Inc. ("DDV"). The aggregate purchase price of $1.7 million consisted of $519,030 in cash and $1,140,998 of Company common stock issued at fair market value. AMDP provides managed dental care services through a network of dental care providers, and DDV provides a vision plan and referral fee-for-service dental plan to the Arkansas market. The Company funded the cash portion of the purchase with cash available from operations. The acquisition of AMDP and DDV was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $2.9 million, which will be amortized over 40 years. During the 2nd quarter of 1997, the Company revised its allocation of the purchase price of AMDP and DDV which resulted in a decrease to the excess of purchase price over net assets acquired of $0.5 million to $2.4 million.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

Fair value of assets acquired                    $ 2,236,000
Cash paid and fair value of stock issued
     for assets acquired, net of cash acquired    (1,614,000)
Acquisition costs paid                              (416,000)
                                                 -----------
Liabilities assumed                              $   206,000
                                                 ===========

     Unaudited pro forma results of operations of the Company for the six months ended June 30, 1997 and 1996 are included below. Such pro forma presentation has been prepared assuming that the AMDP and DDV acquisitions had occurred as of January 1, 1997 and that the AMDP and DDV, Texas Dental, and Dental Care acquisitions had occurred as of January 1, 1996, respectively.

                           Six Months Ended      Six Months Ended
                             June 30, 1997         June 30, 1996
                           ----------------      ----------------

Revenues (in thousands)       $  76,345             $72,858
                              =========             =======

Net income (in thousands)     $   5,705             $ 3,472
                              =========             =======

Net income per common share   $    0.56             $  0.34
                              =========             =======

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

3. CONTINGENT LIABILITIES
     The Company's wholly-owned subsidiary, American Prepaid Professional Service, Inc. ("American Prepaid"), and its Florida subsidiary, American Dental Plan, Inc., are currently defendants to a civil complaint filed by three participating dentists (one of which has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company ("Subsidiaries"). The complaint alleges a breach of contract and seeks damages based on the failure of each Subsidiary to make capitation payments to the participating dentist for the period of time between when affected subscribers enroll and the time at which the subscribers select a dentist. For almost three years, the parties have litigated the procedural issue of whether the suit may be maintained as a class action. In an order issued July 22, 1996, the trial court ruled that the case could not proceed as a class action. The plaintiffs appealed this order denying class certification. In an opinion dated July 11, 1997, the appellate court ruled that the cause is suitable for a class action. The Company has filed motions asking the appellate court either to reconsider its ruling or to certify a question that would qualify the case for review by Florida's highest court. If the appellate court denies the Company's request, litigation on the merits of the plaintiffs' claim will proceed in the trial court as a class action.

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

4. SUBSEQUENT EVENTS
     On July 2, 1997 the Company completed the acquisition of twenty-one dental facilities from The Workman Management Group, LTD. The dental facilities are the located in central and southern Illinois. The purchase price consisted of $15.5 million in cash less aggregate outstanding indebtedness of approximately $1.2 million. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a forty year agreement to manage the dental practices which are operating in the dental facilities.

     In addition to the acquisition of the dental facilities and the long-term management contracts, the Company has secured an option to acquire nine other dental facilities currently under management by the Workman Management Group, as well as additional dental centers opened or acquired by the Workman Management Group over the next four years in the states of Illinois, Indiana and Missouri.

5. RECENTLY ISSUED ACCOUNTING STANDARDS


     The Financial Accounting Standards Board ("the Board") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

     The Board has issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This Statement does not require a specific format for the presentation of comprehensive income but requires an amount representing total comprehensive income for the period. This Statement is effective for fiscal years beginning after December 15, 1997 with reclassification of earlier periods required. Other than the additional presentation requirements of this Statement, the Company does not anticipate a material impact on the financial position, results of operations, earnings per share or cash flows.

     The Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports.

     This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     The financial information required includes a measure of segment profit or loss, certain specific revenue and expense items, segment assets and a reconciliation of each category to the general financial statements. The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the general purpose financial statements, and changes in the measurement of segment amounts from period to period.

     This Statement is effective for financial statements for periods beginning after December 15, 1997 with restatement of earlier periods required in the initial year of application. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company is currently determining if these disclosure requirements will be applicable and, therefore, required in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

Three months ended June 30, 1997 and 1996

     Revenues increased by $3.4 million, or 9.9%, to $38.2 million in the second quarter of 1997 from $34.8 million in the second quarter of 1996. This increase was primarily attributable to a net increase of $2.5 million, or 7.4%, in subscriber premiums to $35.9 million in the second quarter of 1997 from $33.4 million in the second quarter of 1996. The acquisition of Dental Care in May 1996 provided $1.4 million of the increase in subscriber premiums as a result of three months of its revenues being included in the second quarter of 1997 compared to only two months of its revenues after the acquisition being included in the second quarter of 1996. The acquisitions of AMPD and DDV in March 1997 accounted for $0.3 million of the increase in subscriber premiums. Internal growth of the Company's existing subscriber base accounted for the remaining $0.8 million increase.

     Other revenue increased by $1.0 million, or 70.5%, to $2.3 million in the second quarter of 1997 from $1.4 million in the second quarter of 1996. Dental Care third party administrator fees and management fees recorded for three months in the current quarter compared to two months after the acquisition in the second quarter of 1996 accounted for $0.5 million of the increase. The balance of the increase in other revenue was mainly due to revenues associated with dental practice management following commencement of operations. It is anticipated that dental practice management revenues will increase in future quarters to the extent that the Company's newly organized dental practice management company ("Dental Health Management, Inc.") is successful.

     Dental care providers' fees and claims costs increased $2.0 million, or 10.8%, to $19.9 million in the second quarter of 1997 from $18.0 million in the second quarter of 1996. Dental care providers' fees represent capitation payments paid to panel dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under the dental indemnity insurance plans. Dental care providers' fees and claims costs increased to 55.5% of subscriber premiums in the second quarter of 1997 compared to 53.8% in the second quarter of 1996. This small increase as a percentage of subscriber premiums was due to a change in product mix toward more inclusive dental plans which incur higher claims costs, and toward plans which pay a capitation fee based on the number of family members who have selected a dentist, rather than a per-subscriber capitation fee. The product mix has also experienced a decline in referral-fee-for-service plans which incur no capitation fees.

     Commission expense increased $101,000, or 3.3%, to $3.2 million in the second quarter of 1997 from $3.1 million in the second quarter of 1996. As a percentage of subscriber premiums, commissions decreased to 8.9% of subscriber premiums in the second quarter of 1997 from 9.3% in the second quarter of 1996. This decrease was caused primarily by the acquisition of Dental Care, which had commission expense equal to 1.0% of subscriber premiums. Historically, Dental Care has relied more heavily on its direct sales forces than on independent agents, resulting in lower commissions as a percentage of revenues compared to the Company's other subsidiaries.

     General and administrative expenses increased $136,000, or 1.7%, to $8.0 million in the second quarter of 1997 from $7.8 million in the second quarter of 1996. As a percentage of revenues, this expense decreased to 20.9% in the second quarter of 1997 from 22.5% in the second quarter of 1996. This decrease as a percentage of revenues was due to cost savings realized from the consolidation of acquired operations. Redundant personnel and overhead costs have been reduced relating to both the Texas Dental acquisition, which took place in January 1996, and the Dental Care acquisition, which took place in May 1996.

     Depreciation and amortization expense increased $68,000, or 5.3%, to $1.4 million in the second quarter of 1997 from $1.3 million in the second quarter of 1996. Amortization of goodwill increased $106,000 principally due to the additional goodwill amortization recorded following the Dental Care acquisition in May 1996 and the AMDP and DDV acquisition in March 1997.

     Interest expense increased $304,000 to $738,000 in the second quarter of 1997 from $434,000 in the second quarter of 1996. Interest expense in the second quarter of 1997 consists mainly of two months of interest on the $38 million of borrowings which arose in May 1996 with the acquisition of Dental Care. These borrowings were outstanding for all three months of second quarter 1997 and the interest rate was higher in 1997 than in 1996. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

     In the second quarter of 1997, the Company's effective income tax rate decreased to 43.0% compared to 44.4% in the second quarter of 1996. The decrease was achieved, in spite of an increase in nondeductible goodwill amortization, by improved tax planning resulting in the utilization of net operating loss carry forwards in certain subsidiaries.

Six months ended June 30, 1997 and 1996

     Revenues increased by $9.9 million, or 14.9%, to $76.0 million in six months ended June 30, 1997 from $66.1 million in the six months ended June 30, 1996. This increase was primarily attributable to a net increase of $7.3 million, or 11.3%, in subscriber premiums to $71.5 million in the six months ended June 30, 1997 from $64.2 million in the six months ended June 30, 1996. The acquisition of Dental Care in May 1996 provided $5.1 million of the increase in subscriber premiums as a result of six months of its revenues being included in the six months ended June 30, 1997 compared to only two months of its revenues after the acquisition being included in the six months ended June 30, 1996. The acquisitions of AMPD and DDV in March 1997 accounted for $0.3 million of the increase in subscriber premiums. Internal growth of the Company's existing subscriber base accounted for the remaining $1.9 million increase.

     Other revenue increased by $2.6 million, or 135.4%, to $4.5 million in the six months ended June 30, 1997 from $1.9 million in the six months ended June 30, 1996. Dental Care third party administrator fees and management fees recorded for six months in the six months ended June 30, 1997 compared to two months after the acquisition in the six months ended June 30, 1996 accounted for $1.9 million of the increase. The balance of the increase in other revenue was mainly due to revenues associated with dental practice management. It is anticipated that dental practice management revenues will increase in future quarters to the extent that the Company's newly organized dental practice management company ("Dental Health Management, Inc.") is successful.

     Dental care providers' fees and claims costs increased $5.0 million, or 14.5%, to $39.5 million in the six months ended June 30, 1997 from $34.4 million in the six months ended June 30, 1996. Dental care providers' fees represent capitation payments paid to panel dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under the dental indemnity insurance plans. Dental care providers' fees and claims costs increased to 55.2% of subscriber premiums in the six months ended June 30, 1997 compared to 53.6% in the six months ended June 30, 1996. This increase as a percentage of subscriber premiums was due to a change in product mix toward more inclusive dental plans which incur higher claims costs, and toward plans which pay a capitation fee based on the number of family members who have selected a dentist, rather than simply a per-subscriber capitation fee. The product mix has also experienced a decline in referral-fee-for-service plans which incur no capitation fees. The increase in dental care providers' fees and claims costs as a percentage of subscriber premiums was also due in part to the acquisition of Dental Care in May 1996, which historically incurred capitation expense at 62.4% of subscriber premiums (which is a higher percentage than the Company's other subsidiaries).

     Commission expense increased $260,000, or 4.3%, to $6.4 million in the six months ended June 30, 1997 from $6.1 million in the six months ended June 30, 1996. As a percentage of subscriber premiums, commissions decreased to 8.9% of subscriber premiums in the six months ended June 30, 1997 from 9.5% in the six months ended June 30, 1996. This decrease was caused primarily by the acquisition of Dental Care, which had commission expense equal to 1.0% of subscriber premiums. Historically, Dental Care has relied more heavily on its direct sales forces than on independent agents, resulting in lower commissions as a percentage of revenues compared to the Company's other subsidiaries.

     General and administrative expenses increased $1.2 million, or 8.4%, to $15.8 million in the six months ended June 30, 1997 from $14.6 million in the six months ended June 30, 1996. As a percentage of revenues, this expense decreased to 20.8% in the six months ended June 30, 1997 from 22.1% in the six months ended June 30, 1996. This decrease as a percentage of revenues was due to cost savings realized from the consolidation of acquired operations. Redundant personnel and overhead costs have been reduced relating to both the Texas Dental acquisition, which took place in January 1996, and the Dental Care acquisition, which took place in May 1996.

     Depreciation and amortization expense increased $342,000, or 14.7%, to $2.7 million in the six months ended June 30, 1997 from $2.3 million in the six months ended June 30, 1996. Amortization of goodwill increased $366,000 principally due to the additional goodwill amortization recorded following the Dental Care acquisition in May 1996 and the AMDP and DDV acquisitions in March 1997.

     Interest expense increased $966,000 to $1.4 million in the six months ended June 30, 1997 from $480,000 in the six months ended June 30, 1996. Interest expense in the six months ended June 30, 1997 consisted mainly of two months of interest on the $38 million of borrowings which arose in May 1996 with the acquisition of Dental Care. These borrowings were outstanding for all of the six months ended June 30, 1997 and the interest rate was higher in 1997 than in 1996. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

     In the six months ended June 30, 1997, the Company's effective income tax rate was 44.0% compared to 43.8% in the six months ending June 30, 1996. This change resulted from an increase in nondeductible goodwill amortization mostly offset by improved tax planning resulting in the utilization of net operating loss carry forwards in certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash in the six months ended June 30, 1997 were $13.3 million of proceeds under the Company's revolving credit agreement and $4.9 million of cash provided by operating activities. The primary uses of cash for the period were purchases of property and equipment, and the acquisitions of AMDP and DDV.

     Cash flows from operating activities were $4.9 million and $4.6 million for the six months ended June 30, 1997 and 1996, respectively. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to panel dentists, claims paid, brokers' and agents' commissions, general and administrative expenses, and income tax payments. The Company receives premium payments in advance of anticipated capitation payments and claims and invests cash balances in excess of current needs in interest-bearing accounts.

     Cash used in investing activities was $2.1 million and $62.7 million for the six months ended June 30, 1997 and 1996, respectively. The decrease in cash used during the six months ended June 30, 1997 relates primarily to decreased use of cash for acquisitions. In the six months ended June 30, 1997, $0.5 million was used for the acquisition of AMDP and DDV, compared to $62.5 million used to acquire Texas Dental and Dental Care in the six months ended June 30, 1996. Capital expenditures increased $0.7 million during the six months ended June 30, 1997 compared to the six months ended June 30, 1996 due primarily to purchases of leasehold improvements and dental equipment for the Company's dental office management business, and telephone and computer purchases. It is anticipated that capital expenditures will continue an upward trend to the extent that the Company's dental office management business is successful, resulting in the opening of new dental offices.

     Cash flows used in financing activities in the six months ended June 30, 1997 were $13.9 million, representing $13.3 million of net proceeds under the Company's revolving line of credit and a $0.6 million income tax benefit realized from the exercise of nonqualified stock options. In the six months ended June 30, 1996, financing activities provided $43.9 million of cash flow, consisting almost entirely of borrowings under the Company's revolving line of credit.

     On June 30, 1995, the Company obtained a reducing revolving $35 million line of credit (the "Credit Facility") from banks. The Credit Facility was subsequently amended to increase the available line of credit to $65 million. The Credit Facility as amended requires, beginning at the end of three and one-half years from the date of closing, a 33% reduction per year in available and outstanding borrowings. Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus up to 1/4% or LIBOR plus up to 1 3/4%, with the margin over the prime rate and LIBOR decreasing as the ratio of consolidated debt to EBITDA decreases. Currently, borrowings under the Credit Facility bear interest at the LIBOR-based rate. The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits the Company from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments, and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's direct and indirect subsidiaries. The Company had $55.0 million of borrowings outstanding as of June 30, 1997 under the Credit Facility.

     The Company believes that cash flow generated by operations will be sufficient to fund its normal working capital needs and capital expenditures for at least the next twenty-four months because cash receipts are principally premium revenue received prior to expected capitation payments and claims for dental services. Historically, the Company's operations have not been capital intensive; however, the Company's recent initiative in the establishment of dental offices through its subsidiary operation, Dental Health Management, Inc., will present capital needs, the extent of which is indeterminate. Additional financing, under the Credit Facility or otherwise, would be required in connection with any acquisitions which the Company may consummate in the future.

     Under applicable insurance laws of most states in which the Company conducts business, the Company's subsidiaries operating in the particular states are required to maintain a minimum level of net worth and reserves. The Company may be required from time to time to invest funds in one or more of its subsidiaries to meet regulatory capital requirements. Applicable laws generally limit the ability of the Company's subsidiaries to pay dividends to the extent that required regulatory capital would be impaired, and dividend payments are further restricted under the Credit Facility.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("the Board") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

     The Board has issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This Statement does not require a specific format for the presentation of comprehensive income but requires an amount representing total comprehensive income for the period. This Statement is effective for fiscal years beginning after December 15, 1997 with reclassification of earlier periods required. Other than the additional presentation requirements of this Statement, the Company does not anticipate a material impact on the financial position, results of operations, earnings per share or cash flows.

     The Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports.

     This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     The financial information required includes a measure of segment profit or loss, certain specific revenue and expense items, segment assets and a reconciliation of each category to the general financial statements. The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the general purpose financial statements, and changes in the measurement of segment amounts from period to period.

     This Statement is effective for financial statements for periods beginning after December 15, 1997 with restatement of earlier periods required in the initial year of application. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company is currently determining if these disclosure requirements will be applicable and, therefore, required in future periods.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company's wholly-owned subsidiary, American Prepaid professional Service, Inc. ("American Prepaid"), and its Florida subsidiary, American Dental Plan, Inc., are currently defendants to a civil complaint filed by three participating dentists (one of which has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company ("Subsidiaries"). The complaint alleges a breach of contract and seeks damages based on the failure of each Subsidiary to make capitation payments to the participating dentist for the period of time between when affected subscribers enroll and the time at which the subscribers select a dentist. For almost three years, the parties have litigated the procedural issue of whether the suit may be maintained as a class action. In an order issued July 22, 1996, the trial court ruled that the case could not proceed as a class action. The plaintiffs appealed this order denying class certification. In an opinion dated July 11, 1997 the appellate court ruled that the cause is suitable for a class action. The Company has filed motions asking the Appellate court either to reconsider its ruling or to certify a question that would qualify the case for review by Florida's highest court. If the appellate court denies the Company's request, litigation on the merits of the Plaintiffs' claim will proceed in the trial court as a class action.

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

ITEM 2.  CHANGES IN SECURITIES

On April 30, 1997, the Board adopted a 1997 Stock Option Plan (the "1997 Plan"). A total of 500,000 shares of Common Stock have been reserved for issuance under the 1997 Plan. Following the adoption of the 1997 Plan, the Option Committee granted an aggregate of 320,000 non-qualified stock options to senior officers of the Company. Of these grants, 80,000 were issued at an exercise price of $16.12 (the closing price reported on April 30, 1997, on the Nasdaq National Market System), 80,000 at an exercise price of $19.35, 80,000 at the exercise price of $23.27, and 80,000 at an exercise price of $27.86. These options were granted in reliance upon the exemption from registration under the Securities Act stated in the interpretive position of the staff of the Division of Corporate Finance of the Securities and Exchange Commission (the "Staff") contained in the January 1997 edition of the Staff's Manual of Publicly-Available Telephone Interpretations to the effect that shares underlying options are permitted to be registered on Form S-8 at any time before the option is exercised, without regard to when the option became exercisable. See Exhibits 10.1, 10.3 and 10.4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of Shareholders was held on April 30, 1997. A total of 6,651,132 shares were represented by proxy at the meeting, representing 66.1% of the 10,064,393 shares eligible to vote. Philip Hertik and David F. Scott were re-elected to the Board of Directors as Class II Directors. With respect to Mr. Hertik, 6,649,632 shares of Common Stock were voted for his election and votes with respect to 1,500 shares were withheld. With respect to Mr. Scott, 6,649,632 shares of Common Stock were voted for his elected and votes with respect to 1,500 shares were withheld.

Also at the meeting, the Company's 1996 Stock Option Plan was not approved, with 2,273,185 shares of Common Stock voting in favor of the Plan, 4,005,253 shares of Common Stock voting against approval of the Plan, and 6,187 shares of Common Stock abstaining.

ITEM 5. OTHER INFORMATION

The Company has entered into a five-year Employment Agreement with Phil Hertik, President of Dental Health Management, Inc., a wholly-owned subsidiary of the Company. The Agreement generally provides for a continuation of base salary and continuation of certain benefits for two years following termination of employment without cause, in the event of a breach by the Company, or upon a material change in the duties, title, compensation, and/or location of Mr. Hertik within one year following a change of control of the Company (as defined). Mr. Hertik is subject to a two-year restriction on competition with the Company following termination of employment for any reason. See Exhibit 10.2

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

     (a)  Exhibits.
          10.1   97 Stock Option Plan.
          10.2   Employment Agreement between CompDent Corporation and Mr. Phil
                 Hertik
          10.3   Form of Non-Qualified Stock Option Agreement - immediate
                 vesting
          10.4   Form of Non-Qualified Stock Option Agreement - gradual vesting
          27     Financial Data Schedule (for SEC use only).

     (b)  Reports on Form 8-K.

             None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMPDENT CORPORATION


Date:  August 14, 1997             By: /s/ Bruce Mitchell
                                       ---------------------------------------
                                       Bruce Mitchell
                                       Treasurer and Chief Financial Officer
                                       (Signing as duly authorized officer and
                                       chief financial officer)

                                  EXHIBIT INDEX


10.1  1997 Stock Option Plan.                                                18
10.2  Employment Agreement between CompDent Corporation and Mr. Phil Hertik  26
10.3  Form of Non-Qualified Stock Option Agreement - immediate vesting       33
10.4  Form of Non-Qualified Stock Option Agreement - gradual vesting         40

EX-27 Financial Data Schedule (for SEC use only).                            51