Form 10-Q
period 1997-09-30
COMPDENT CORP
filed 1997-11-13
CIK 941553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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
                                    Yes   X                          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at November 10, 1997
            -----                       --------------------------------
  Common Stock, $.01 par value                    10,109,539

                      COMPDENT CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                                                       Page #
Part I.    Financial Information                                                                          3

           Item 1.       Financial Statements                                                             4

           Item 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                       12

Part II.   Other Information

           Item 1.       Legal Proceedings                                                               18

           Item 2.       Changes in Securities                                                           18

           Item 6.       Exhibits and Reports Filed on Form 8-K                                          18

Signatures                                                                                               19

Exhibit Index                                                                                            20

                         PART I. - FINANCIAL INFORMATION

           This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risk associated with the successful completion of new acquisitions, the effective integration of new acquisitions, general competitive and pricing pressures in the marketplace, and continued growth in the dental coverage marketplace. Other risk factors are described in CompDent Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and 1st and 2nd Quarter Reports for 1997, both on Form 10-Q, all filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS

                     COMPDENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                       SEPTEMBER 30,          DECEMBER 31,
                                                                           1997                  1996
                                                                           ----                  ----
                                                                       (UNAUDITED)
                  ASSETS
Current assets:
     Cash and cash equivalents                                            $ 24,393            $ 26,959
     Premiums receivable from subscribers                                    5,716               3,121
     Income taxes receivable                                                 2,557                 247
     Deferred income taxes                                                   1,866               3,106
     Other current assets                                                    1,740                 650
                                                                          --------            --------
         Total current assets                                               36,272              34,083
                                                                          --------            --------

Restricted funds                                                             2,231               2,070
Property and equipment, net of accumulated depreciation                      6,416               2,977
Excess of purchase price over net assets acquired                          152,956             135,040
Noncompetition agreement                                                       483                 945
Unamortized loan fees                                                          106                 189
Reinsurance receivable                                                       5,352               5,388
Cash surrender value of officers' life insurance                               149                 140
Deferred income taxes                                                          607               2,026
Other assets                                                                 5,083               1,309
                                                                          --------            --------
                                                                          $209,655            $184,167
                                                                          ========            ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Unearned revenue                                                     $  8,841            $  9,582
     Accounts payable and accrued expenses                                  11,683              10,956
     Accrued interest payable                                                  116                 390
     Dental claims reserves                                                  1,547               1,421
     Other current liabilities                                                  79               1,924
                                                                          --------            --------
         Total current liabilities                                          22,266              24,273
                                                                          --------            --------

Aggregate reserves for life policies and contracts                           5,322               5,338
Notes payable                                                               55,970              41,663
Deferred compensation expense                                                  308                 338
Deferred income taxes                                                        2,776                  --
Other liabilities                                                              430                 372
                                                                          --------            --------
         Total liabilities                                                  87,072              71,984
                                                                          --------            --------
Commitments and contingencies (Note 3)

Stockholders' equity:
     Common stock                                                              101                 101
     Additional paid-in capital                                             97,565              95,820
     Retained earnings                                                      24,917              16,262
                                                                          --------            --------
         Total stockholders' equity                                        122,583             112,183
                                                                          --------            --------
                                                                          $209,655            $184,167
                                                                          ========            ========

The accompanying notes are an integral part of these financial statements.

                    COMPDENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                  -------------
                                                                            1997                1996
                                                                            ----                ----
                                                                         (UNAUDITED)         (UNAUDITED)
Revenues:
     Subscriber premiums                                                  $ 35,982            $ 35,443
     Affiliated practice revenue                                             3,343                  --
     Other revenue                                                           1,809               1,704
                                                                          --------            --------
         Total revenue                                                      41,134              37,147
                                                                          --------            --------
Expenses:
     Dental care providers' fees and claim costs                            19,849              19,196
     Commissions                                                             3,552               2,949
     Premium taxes                                                             263                 264
     General and administrative                                             10,231               7,964
     Depreciation and amortization                                           1,553               1,389
                                                                          --------            --------
         Total expenses                                                     35,448              31,762
                                                                          --------            --------
              Operating income                                               5,686               5,385
                                                                          --------            --------
Other (income) expense:
     Interest income                                                           (79)               (117)
     Interest expense                                                          783                 697
     Other, net                                                                 (5)                 96
                                                                          --------            --------
                                                                               699                 676
                                                                          --------            --------

         Income before provision for income taxes                            4,987               4,709
         Income tax provision                                                2,055               2,103
                                                                          --------            --------
              Net income                                                  $  2,932            $  2,606
                                                                          ========            ========

Net income per common share                                               $   0.29            $   0.26
                                                                          ========            ========

Weighted average common shares outstanding                                  10,238              10,163
                                                                          ========            ========



The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                                 -------------
                                                                            1997                1996
                                                                        (UNAUDITED)         (UNAUDITED)
Revenues:
     Subscriber premiums                                                  $107,470            $ 99,658
     Affiliated practice revenue                                             4,161                  --
     Other revenue                                                           5,538               3,635
                                                                          --------            --------
         Total revenue                                                     117,169             103,293
                                                                          --------            --------
Expenses:
     Dental care providers' fees and claim costs                            59,299              53,644
     Commissions                                                             9,916               9,053
     Premium taxes                                                             784                 787
     General and administrative                                             26,058              22,566
     Depreciation and amortization                                           4,229               3,723
                                                                          --------            --------
         Total expenses                                                    100,286              89,773
                                                                          --------            --------
              Operating income                                              16,883              13,520
                                                                          --------            --------
Other (income) expense:
     Interest income                                                          (494)               (415)
     Interest expense                                                        2,229               1,177
     Other, net                                                                (66)               (213)
                                                                          --------            --------
                                                                             1,669                 549
                                                                          --------            --------

         Income before provision for income taxes                           15,214              12,971
         Income tax provision                                                6,559               5,721
                                                                          --------            --------
              Net income                                                  $  8,655            $  7,250
                                                                          ========            ========

Net income per common share                                               $   0.85            $   0.71
                                                                          ========            ========

Weighted average common shares outstanding                                  10,200              10,167
                                                                          ========            ========



The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                    -------------
                                                                              1997                1996
                                                                              ----                ----
                                                                          (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
         Net income                                                       $  8,655            $  7,250
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                       4,312               3,790
         Gain on sale of property and equipment                                (14)               (309)
         Deferred income tax expense                                         6,438               1,086
         Changes in assets and liabilities:
            Premiums receivable from subscribers                            (1,548)               (380)
            Income taxes receivable/payable                                 (2,310)             (1,427)
            Other assets                                                    (4,581)               (438)
            Unearned revenue                                                  (756)                365
            Accounts payable and accrued expenses                           (4,465)             (1,833)
            Other liabilities                                               (1,707)             (2,563)
                                                                          --------            --------
               Net cash provided by operating activities                     4,024               5,541
                                                                          --------            --------

Cash flows from investing activities:
     Additions to property and equipment                                    (2,686)             (1,779)
     Increase in restricted cash                                               (86)               (600)
     Proceeds from sale of property and equipment                               24                 911
     Cash surrender value of life insurance                                     (9)                 34
     Payments made in connection with proposed business acquisitions            19                  --
     Purchase of businesses, net of cash acquired                          (18,763)            (62,471)
                                                                          --------            --------
               Net cash used in investing activities                       (21,501)            (63,905)
                                                                          --------            --------

Cash flows from financing activities:
     Borrowings under credit agreement                                      14,307              43,804
     Tax benefit realized from exercise of nonqualified stock options          583                  --
     Loan fees paid                                                             --                (112)
     Payments made in connection with proposed public offering                  --                 (94)
     Proceeds from exercise of stock options                                    21                  66
                                                                          --------            --------
               Net cash provided by financing activities                    14,911              43,664
                                                                          --------            --------

Decrease in cash and cash equivalents                                       (2,566)            (14,700)
Cash and cash equivalents, beginning of period                              26,959              40,388
                                                                          --------            --------
Cash and cash equivalents, end of period                                  $ 24,393            $ 25,688
                                                                          ========            ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                         $  2,420            $    835
                                                                          ========            ========
         Income taxes                                                     $  1,850            $  6,061
                                                                          ========            ========

 Non-cash investing and financing activities:
     Stock issued in exchange for business acquired                       $  1,141            $     --
                                                                          ========            ========

The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1.  BASIS OF PRESENTATION

     The unaudited consolidated balance sheet as of September 30, 1997, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 1997 and 1996, and the unaudited consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all significant adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for these periods are also unaudited. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995, and 1994, included in the 1996 Annual Report of CompDent Corporation and Subsidiaries (the "Company", except as the context otherwise requires) and on Form 10-K. Operating results of the Company for the three months or nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

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
                                                                          ============

     Effective May 8, 1996, the Company acquired all of the outstanding capital stock and options of Dental Care Plus Management, Corp. ("Dental Care Plus"). The aggregate purchase price for Dental Care Plus and its wholly-owned subsidiary, IHCS, Inc. ("IHCS"), was $38.0 million, of which the Company paid approximately $27.0 million in cash and assumed approximately $11.0 million in accrued liabilities. Dental Care Plus and its subsidiary, IHCS, are based in Chicago, Illinois, and provide managed dental care services through a network of dental care providers. Dental Care Plus also acts as a third party administrator and provides management services to Health Care Systems, Inc., a non-profit dental company. The Company financed the purchase of Dental Care Plus, as well as satisfaction of the assumed liabilities, by drawing down the Company's revolving credit facility. The acquisition of Dental Care Plus was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $39.7 million which is being amortized over 40 years. In 1996, the Company finalized its allocation of the purchase price of Dental Care Plus which resulted in an increase to excess of purchase price over net assets acquired of $1.5 million to $41.2 million.

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
                                                                     ============

     Effective March 21, 1997, the Company completed the acquisition of American Dental Providers, Inc. ("AMDP"), and Diamond Dental & Vision, Inc. ("DDV"). The aggregate purchase price of $1.7 million consisted of $0.5 million in cash and $1.2 million of Company common stock issued at fair market value. AMDP provides managed dental care services through a network of dental care providers, and DDV provides a vision plan and referral fee-for-service dental plan to the Arkansas market. The Company funded the cash portion of the purchase with cash available from operations. The acquisition of AMDP and DDV was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $2.9 million which will be amortized over 40 years. During the second quarter of 1997, the Company revised its allocation of the purchase price of AMDP and DDV which resulted in a decrease to the excess of purchase price over net assets acquired of $0.5 million to $2.4 million.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

    Fair value of assets acquired                                    $  2,652,000
    Cash paid and fair value of stock issued
         for assets acquired, net of cash acquired                     (1,614,000)
    Acquisition costs paid                                               (416,000)
                                                                     ------------
    Liabilities assumed                                              $    622,000
                                                                     ============

     Effective July 2, 1997, the Company completed the acquisition of 21 dental facilities from The Workman Management Group, Ltd. ("Workman"). The dental facilities are located in central and southern Illinois. The purchase price consisted of $15.5 million in cash less aggregate outstanding indebtedness of approximately $1.2 million. In addition, the Company granted an aggregate of 70,000 non-qualified options to the selling shareholders. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices which are operating in the dental facilities. The acquisition of Workman was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $15.2 million which will be amortized over 40 years.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

    Fair value of assets acquired                                    $ 18,462,000
    Cash paid, net of cash acquired                                   (15,340,000)
    Acquisition costs paid                                               (990,000)
                                                                     ------------
    Liabilities assumed                                              $  2,132,000
                                                                     ============

     Effective July 2, 1997, the Company completed the acquisition of one dental facility from Old Cutler Dental Associates, P.A. ("Old Cutler"). The dental facility is located in southern Florida. The purchase price consisted of $1.4 million in cash less discharge of liabilities related to the purchased assets. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practice which is operating in the dental facility. The acquisition of Old Cutler was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $1.5 million which will be amortized over 40 years.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

    Fair value of assets acquired                                         $  1,901,000
    Cash paid, net of cash acquired                                         (1,400,000)
    Acquisition costs paid                                                    (111,000)
                                                                          ------------
    Liabilities assumed                                                   $    390,000
                                                                          ============


     Effective September 26, 1997, the Company completed the acquisition of one dental facility from Robert T. Winfree, D.D.S., P.C. ("Winfree"). The dental facility is located in central Tennessee. The purchase price consisted of $1.5 million in cash less discharge of liabilities related to the purchased assets. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practice which is operating in the dental facility. The acquisition of Winfree was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $1.6 million which will be amortized over 40 years.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

    Fair value of assets acquired                                         $  1,821,000
    Cash paid, net of cash acquired                                         (1,550,000)
    Acquisition costs paid                                                    (116,000)
                                                                          ------------
    Liabilities assumed                                                   $    155,000
                                                                          ============


     Unaudited pro forma results of operations of the Company for the nine months ended September 30, 1997 and 1996, are included below. Such pro forma presentation has been prepared assuming that the AMDP, DDV, Workman, Old Cutler, and Winfree acquisitions had occurred as of January 1, 1997, and that the AMDP, DDV, Workman, Old Cutler, Winfree, Texas Dental, and Dental Care Plus acquisitions had occurred as of January 1, 1996, respectively.

                                                                               Nine Months Ended
                                                                                  September 30,
(in thousands, except per share data)                                       1997                1996
                                                                            ----                ----
Revenues                                                                  $122,243            $117,417
                                                                          ========            ========

Net income                                                                $  7,984            $  5,120
                                                                          ========            ========

Net income per common share                                               $   0.78            $   0.50
                                                                          ========            ========

     The pro forma results include the historical accounts of the Company, historical accounts of the acquired businesses, and pro forma adjustments including the amortization of the excess purchase price over the fair value of the net assets acquired, the amortization for the noncompete agreements, the reduction of revenues for an intercompany management fee charged by Dental Care Plus to its subsidiary, IHCS, the elimination of consulting costs incurred by Dental Care Plus under various contractual arrangements with related entities of Dental Care Plus which were terminated upon the Company's purchase of Dental Care Plus, and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior periods.


3.  CONTINGENT LIABILITIES

     The Company's wholly-owned subsidiary, American Prepaid Professional Services, Inc. ("American Prepaid"), and its Florida subsidiary, American Dental Plan, Inc., are currently defendants to a civil complaint filed by three participating dentists (one of which has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company ("Subsidiaries"). The complaint alleges a breach of contract and seeks damages based on the failure of each Subsidiary to make capitation payments to the participating dentists for the period of time between when affected subscribers enroll and the time at which the subscribers select a dentist. For over three years, the parties have litigated the procedural issue of whether the suit may be maintained as a class action. In an order issued July 22, 1996, the trial court ruled that the case could not proceed as a class action. The plaintiffs appealed this order denying class certification. In an opinion dated July 11, 1997, the appellate court ruled that the cause is suitable for a class action. The Company has applied to the Florida Supreme Court to exercise its discretionary jurisdiction to review the appellate court's decision. If the Florida Supreme Court declines to review the case, or if the supreme court affirms the appellate court's decision, litigation on the merits of the Plaintiffs' claim will proceed in the trial court as a class action.

      The Company believes its interpretation and administration of the Participating Dentist Agreements are correct and, therefore, is vigorously defending the suit. While the ultimate outcome of this lawsuit cannot at this time be predicted with certainty, management does not expect that this matter will have a material adverse effect on the consolidated financial position, cash flow or results of operations of the Company.

      The Company is not a party to any other material legal proceeding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1996.

 Three months ended September 30, 1997 and 1996

         Total revenue increased to $41.1 million in the third quarter of 1997 as compared to $37.1 million for the same period in 1996. This 10.8% increase was largely attributable to $3.3 million of affiliated practice revenue from the Company's dental practice management company, Dental Health Management, Inc. ("DHM"), which began operations in 1997. The acquisitions of AMPD and DDV in March 1997 accounted for $0.2 million of the increase in subscriber premiums. Internal growth of the Company's existing subscriber base accounted for a $0.5 million increase in subscriber premiums. Other revenue, which consists of third party administrator fees and indemnity fees, increased $0.1 million during the third quarter of 1997 versus the same period in 1996.

         Dental care providers' fees and claim costs increased 3.1% in the third quarter of 1997 to $19.8 million from $19.2 million for the third quarter of 1996. Dental care providers' fees represent capitation payments paid to dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under dental indemnity insurance plans. Dental care providers' fees and claim costs increased to 55.2% of subscriber premiums in the third quarter of 1997 compared to 54.2% in the third quarter of 1996. This small increase as a percentage of subscriber premiums was due to a change in product mix toward more inclusive dental plans which incur higher claims costs, and toward plans which pay a capitation fee based on the number of family members who have selected a dentist, rather than a per-subscriber capitation fee. The product mix has also experienced a decline in referral-fee-for-service plans which incur no capitation fees.

     Commission expense increased $0.7 million, or 24.1%, to $3.6 million in the third quarter of 1997 from $2.9 million in the third quarter of 1996. As a percentage of subscriber premiums, commissions increased to 9.9% in the third quarter of 1997 from 8.3% in the third quarter of 1996. This increase reflects a shift in emphasis toward reliance on independent agents and away from a larger direct sales force.

         General and administrative expenses increased $2.2 million, or 27.5%, to $10.2 million in the third quarter of 1997 from $8.0 million in the third quarter of 1996. As a percentage of revenues, this expense increased to 24.8% in the third quarter of 1997 from 21.6% in the third quarter of 1996. Of the increase, $2.9 million was the result of expenses related to the generation of affiliated practice revenue from DHM, the Company's dental practice management company, which started in 1997. General and administrative expenses for the other operations declined $0.7 million in the third quarter of 1997 versus the third quarter of 1996. These savings resulted from general cost reductions and continued cost savings realized from the consolidation of acquired operations.

     Depreciation and amortization expense increased $0.2 million, or 14.3%, to $1.6 million in the third quarter of 1997 from $1.4 million in the third quarter of 1996. This increase was principally due to the additional goodwill obtained as a result of the AMDP and DDV acquisitions in March 1997 and as a result of the acquisitions made by DHM in July and September, 1997.

     Net interest expense increased $0.1 million to $0.7 million in the third quarter of 1997 from $0.6 million in the third quarter of 1996. This increase related principally to additional debt incurred to finance DHM acquisitions in the third quarter of 1997 offset by the implementation of a cash management system which reduced outstanding cash balances. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

     In the third quarter of 1997, the Company's effective income tax rate decreased to 41.2% compared to 44.7% in the third quarter of 1996. This decrease was achieved through improved tax planning and because the amortization of the goodwill acquired in connection with the asset purchases made by DHM in the third quarter of 1997 was deductible for income tax purposes.

Nine months ended September 30, 1997 and 1996

     Total revenue increased by $13.9 million, or 13.5%, to $117.2 million for the nine months ended September 30, 1997, from $103.3 million for the nine months ended September 30, 1996. Of the total increase, $4.2 million was from affiliated practice revenue from our dental practice management company, DHM, which began operations in 1997. In addition, subscriber premiums increased $7.8 million, or 7.8%, to $107.5 million for the nine months ended September 30, 1997, from $99.7 million in the nine months ended September 30, 1996. The acquisition of Dental Care Plus in May 1996 provided $5.1 million of the increase in subscriber premiums as a full nine months of its revenues were included for the nine months ended September 30, 1997, compared to only five months of its revenues after the acquisition for the nine months ended September 30, 1996. The acquisitions of AMPD and DDV in March 1997 accounted for $0.7 million of the increase in subscriber premiums. Internal growth of the Company's existing subscriber base accounted for the remaining $2.0 million increase.

     Other revenue increased by $1.9 million, or 52.8%, to $5.5 million for the nine months ended September 30, 1997, from $3.6 million for the nine months ended September 30, 1996. Inclusion of Dental Care Plus' third party administrator fees and management fees for a full nine months ended September 30, 1997, compared to five months after the acquisition for the nine months ended September 30, 1996, accounted for most of the increase.

     Dental care providers' fees and claim costs increased $5.7 million, or 10.6%, to $59.3 million for the nine months ended September 30, 1997, from $53.6 million for the nine months ended September 30, 1996. Dental care providers' fees represent capitation payments paid to panel dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under the dental indemnity insurance plans. Dental care providers' fees and claims costs increased to 55.2% of subscriber premiums for the nine months ended September 30, 1997, compared to 53.8% for the nine months ended September 30, 1996. This increase was due to a change in product mix toward more inclusive dental plans which incur higher claims costs, and toward plans which pay a capitation fee based on the number of family members who have selected a dentist, rather than simply a per-subscriber capitation fee. The product mix has also experienced a decline in referral-fee-for-service plans which incur no capitation fees. The increase in dental care providers' fees and claims costs as a percentage of subscriber premiums was also due, in part, to the acquisition in May 1996 of Dental Care Plus, which historically incurred capitation expense at 62.4% of subscriber premiums, a higher percentage than the Company's other subsidiaries.

         Commission expense increased $0.8 million, or 8.8%, to $9.9 million for the nine months ended September 30, 1997, from $9.1 million for the nine months ended September 30, 1996. As a percentage of subscriber premiums, commissions increased slightly to 9.2% for the nine months ended September 30, 1997, from 9.1% for the nine months ended September 30, 1996. This increase reflected a shift emphasis toward reliance on independent agents and away from a larger direct sales force.

         General and administrative expenses increased $3.5 million, or 15.5%, to $26.1 million for the nine months ended September 30, 1997, from $22.6 million for the nine months ended September 30,

1996. As a percentage of revenues, this expense increased to 22.3% for the nine months ended September 30, 1997, from 21.9% for the nine months ended September 30, 1996. All of the increase was the result of expenses related to the generation of affiliated practice revenue from the Company's dental practice management company, DHM, which started in 1997. Other general and administrative expenditures remained constant despite rising revenues as a result of general cost reductions and cost savings realized from the consolidation of acquired operations. Redundant personnel and overhead costs have been reduced relating to Texas Dental and Dental Care Plus following the acquisitions of these companies in January 1996 and May 1996, respectively.

         Depreciation and amortization expense increased $0.5 million, or 13.5%, to $4.2 million for the nine months ended September 30, 1997, from $3.7 million for the nine months ended September 30, 1996. Amortization of goodwill, which accounted for most of the change, increased principally due to acquisitions made by DHM in July and September 1997 and the acquisitions in March 1997 of AMDP and DDV.

         Net interest expense increased $0.9 million to $1.7 million for the nine months ended September 30, 1997, versus $0.8 million for the nine months ended September 30, 1996. This increase related mostly to additional debt incurred to finance the acquisitions of AMDP and DDV in March 1997 and the Workman, Old Cutler, and Winfree acquisitions in the third quarter of 1997, which were offset by the implementation of a cash management system which reduced outstanding cash balances. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

         For the nine months ended September 30, 1997, the Company's effective income tax rate was 43.1% compared to 44.1% for the nine months ended September 30, 1996. This decrease was achieved through improved tax planning resulting in the utilization of net operating loss carry forwards in certain subsidiaries and because the amortization of the goodwill acquired in connection with the asset purchases made by DHM in the third quarter of 1997 was deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash in the nine months ended September 30, 1997, were $14.3 million of proceeds under the Company's revolving credit agreement and $4.0 million of cash provided by operating activities. The primary uses of cash for the period were the acquisitions of AMDP, DDV, Workman, Old Cutler, and Winfree, and the purchases of property and equipment.

         Cash flows from operating activities were $4.0 million for the nine months ended September 30, 1997, and $5.5 million for the nine months ended September 30, 1996. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to panel dentists, claims paid, broker and agent commissions, general and administrative expenses and income tax payments. The Company receives premium payments in advance of anticipated capitation payments and claims and invests cash balances in excess of current needs in interest-bearing accounts.

         Cash used in investing activities was $21.5 million and $63.9 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash used during the nine months ended September 30, 1997, relates primarily to decreased use of cash for acquisitions. In the nine months ended September 30, 1997, $18.8 million was used for the acquisitions of AMDP and DDV, and the dental facilities of Workman, Old Cutler, and Winfree, compared to $62.5 million used to acquire Texas Dental and Dental Care Plus in the nine months ended September 30, 1996. Capital expenditures increased $0.9 million during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, due primarily to purchases of leasehold improvements and dental equipment for the Company's dental office management business, and telephone and computer purchases. The Company has entered into a joint initiative with Golder, Thoma, Cressey, Rauner Fund V, a leading private equity firm ("GTCR"), relating to the development of 35 to 50 de novo dental offices within the next two years. Under this arrangement, the Company has agreed to fund certain development costs (including the purchase of dental equipment, supplies, and leasehold improvements) in an amount equal to amounts funded by GTCR in connection with the joint initiative, not to exceed $15 million. The Company anticipates capital expenditures will continue to increase as the Company meets its funding obligations under this arrangement.

         Cash flows provided by financing activities in the nine months ended September 30, 1997, were $14.9 million, representing $14.3 million of net proceeds under the Company's revolving line of credit and a $0.6 million income tax benefit realized from the exercise of nonqualified stock options. For the nine months ended September 30, 1996, financing activities provided $43.7 million of cash flow, consisting almost entirely of borrowings under the Company's revolving line of credit.

         On June 30, 1995, the Company obtained a reducing revolving $35.0 million line of credit (the "Credit Facility") from banks. The Credit Facility subsequently was amended to increase the available line of credit to $65.0 million. The Credit Facility, as amended, requires beginning at the end of three and one-half years from the date of closing, a 33% reduction per year in available and outstanding borrowings. Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus up to .25% of LIBOR plus up to 1.75%, with the margin over the prime rate and LIBOR decreasing as the ratio of consolidated debt to EBITDA decreases. Currently, borrowings under the Credit Facility bear interest at the LIBOR-based rate. The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits the Company from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments, and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's direct and indirect subsidiaries. The Company had $56.0 million of borrowings outstanding as of September 30, 1997, under the Credit Facility.

         The Company believes that cash flow generated by operations will be sufficient to fund its normal working capital needs and capital expenditures for at least the next 24 months because cash receipts are principally premium revenue received prior to expected capitation payments and claims for dental services. Historically, the Company's operations have not been capital intensive; however, the Company's recent initiative in the establishment of dental offices through its subsidiary operation, DHM, will present capital needs, the extent of which is indeterminate. Any acquisitions the Company may consummate in the future may require additional financing under the Credit Facility or otherwise.

         Under applicable insurance laws of most states in which the Company conducts business, the Company's subsidiaries operating in the particular states are required to maintain a minimum level of net worth and reserves. The Company may be required from time to time to invest funds in one or more of its subsidiaries to meet regulatory capital requirements. Applicable laws generally limit the ability of the Company's subsidiaries to pay dividends to the extent that required regulatory capital would be impaired and dividend payments are further restricted under the Credit Facility.

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

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

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

     The Board has issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This Statement does not require a specific format for the presentation of comprehensive income but requires an amount representing total comprehensive income for the period. This Statement is effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods required. Other than the additional presentation requirements of this Statement, the Company does not anticipate a material impact on the financial position, results of operations, earnings per share, or cash flows.

     The Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports.

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

     This Statement is effective for financial statements for periods beginning after December 15, 1997, with restatement of earlier periods required in the initial year of application. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company is currently determining if these disclosure requirements will be applicable and, therefore, required in future periods.

RECENT DEVELOPMENTS

     By the end of 1998, the Company expects that its various administrative systems will have the capability to process transactions dated beyond 1999. The costs to complete its efforts to modify or replace such systems are not expected to be material.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported in the Company's Form 10-K for the period ended December 31, 1996, the Company's wholly-owned subsidiary, American Prepaid Professional Services, Inc. ("American Prepaid"), and its Florida subsidiary, American Dental Plan, Inc., are currently defendants to a civil complaint filed by three participating dentists (one of which has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company ("Subsidiaries"). The complaint alleges a breach of contract and seeks damages based on the failure of each Subsidiary to make capitation payments to the participating dentist for the period of time between when affected subscribers enroll and the time at which the subscribers select a dentist. For over three years, the parties have litigated the procedural issue of whether the suit may be maintained as a class action. In an order issued July 22, 1996, the trial court ruled that the case could not proceed as a class action. The plaintiffs appealed this order denying class certification. In an opinion dated July 11, 1997, the appellate court ruled that the cause is suitable for a class action. The Company has applied to the Florida Supreme Court to exercise its discretionary jurisdiction to review the appellate court's decision. If the Florida Supreme Court declines to review the case, or if the supreme court affirms the appellate court's decision, litigation on the merits of the Plaintiffs' claim will proceed in the trial court as a class action.

     The Company believes its interpretation and administration of the Participating Dentist Agreements are correct and, therefore, is vigorously defending the suit. While the ultimate outcome of this lawsuit cannot at this time be predicted with certainty, management does not expect that this matter will have a material adverse effect on the consolidated financial position, cash flow, or results of operations of the Company.

     The Company is not a party to any other material legal proceeding.

ITEM 2.  CHANGES IN SECURITIES

     The Option Committee granted an aggregate of 70,000 non-qualified stock options as part of the purchase price consideration paid in connection with the acquisition of Workman Management Company on July 2, 1997. These options were issued at an exercise price of $18.753, which represented the per share price equal to the average closing price of a share of CompDent Corporation over the 20 trading days immediately preceding the date of grant. The options were granted in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

     (a)  Exhibits.

           10.1        Form of Non-Qualified Stock Option Agreement issued in
                       connection with acquisition.
           10.2        Form of Non-Qualified Stock Option Agreement issued in
                       connection with acquisition.
           10.3        Form of Non-Qualified Stock Option Agreement issued in
                       connection with acquisition.
           27          Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K.

           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         COMPDENT CORPORATION


Date:  November 11, 1997                 By:  /s/ Bruce A. Mitchell
                                             ----------------------------
                                             Bruce A. Mitchell
                                             Treasurer and interim Chief
                                             Financial Officer
                                             (Signing as duly authorized
                                             officer and chief financial
                                             officer)

                                  EXHIBIT INDEX


10.1 Form of Non-Qualified Stock Option Agreement issued in connection with acquisition.
10.2 Form of Non-Qualified Stock Option Agreement issued in connection with acquisition.
10.3 Form of Non-Qualified Stock Option Agreement issued in connection with acquisition.

27       Financial Data Schedule (for SEC use only).