Form 10-K
period 1997-12-31
COMPDENT CORP
filed 1998-03-30
CIK 941553

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                        _____________________

                              FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS
               PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

                  Commission file number:  0-26090

                        COMPDENT CORPORATION
       (Exact name of registrant as specified in its charter)

           DELAWARE                                     04-3185995
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

100 Mansell Court East, Suite 400, Roswell, Georgia        30076
     (Address of principal executive offices)           (zip code)

 Registrant's telephone number, including area code:  (770) 998-8936
                    __________________________

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, par value $.01 per share
          (Title of Class)

     Preferred Stock Purchase Rights
          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes [BOX WITH X]              No [BOX]

Indicate by Check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 10, 1998, there were 10,112,629 shares of the registrant's Common Stock outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 10, 1998 was $119,437,566.

                 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive Proxy Statement dated March 30, 1998 for the Annual Meeting of Stockholders to be held on April 30, 1998 are incorporated by reference in Part III of the Report on Form 10-K.

                              PART I

STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" FOUND ON PAGE 21 OF THIS ANNUAL REPORT.


Item 1.   BUSINESS.

          The information contained in this report is provided as of December 31, 1997, unless otherwise indicated.

Overview

          The Company is a full-service dental benefits provider, offering network-based dental care, reduced fee-for-service and third-party administration and providing dental coverage for approximately 2.2 million plan members at December 31, 1997. The Company currently has operations in more than 23 states and markets its products through a network of more than 8,000 independent agents and a direct marketing sales force that assists the independent agents. The Company markets its products to employers and other business entities ("Groups"), to Group employees or other members and their families as a unit ("Subscribers") and to individuals. The Company has contracted with more than 9,000 dental facilities ("Panel dentists") to provide dental services to covered individuals ("Members"). CompDent's benefit plans also include CompSave[COPYRIGHT] (a reduced fee-for-service product), CompNet[COPYRIGHT] a PPO and network rental product), and administrative services for self-insured dental plans. In the first quarter of 1997, CompDent established Dental Health Management, Inc. ("DHMI"), a wholly-owned subsidiary providing management and administrative services to dental practices. DHMI manages or operates 38 dental practices in 7 states.

Markets and Operations; Acquisitions

     The Company commenced operations in Florida in 1978 and until 1987 conducted business only in Florida. The Company established operations in Georgia and Ohio in 1987 and 1990, respectively. The Company established operations on a de novo basis in Alabama (1992), North Carolina (1993), Mississippi (1993), Tennessee (1994) and South Carolina (1995). In 1994 and 1995, the Company entered markets in eight new states, including Texas, Kentucky, Indiana and Missouri through acquisitions. In January 1996, the Company acquired Texas Dental Plans, Inc. and certain of its affiliated entities (collectively, "TDP") for $23 million in cash. TDP is a San Antonio-based provider of low cost dental referral plans with operations in fourteen states, including principally Texas, Louisiana, Oklahoma and Pennsylvania (the "TDP Acquisition"). As a result of the TDP Acquisition, the Company expanded its presence in seven states, entered markets in seven new states and expedited the Company's development of the CompSave[COPYRIGHT] product line. In addition, in May 1996, the Company acquired all of the outstanding capital stock of Dental Care Plus Management, Corp. and its wholly owned subsidiary (collectively, "Dental Care Plus"), a Chicago-based third-party administrator and managed dental care plan, for an aggregate purchase price of approximately $38 million (the "Dental Care Plus Acquisition"). The Dental Care Plus Acquisition significantly expanded the Company's presence in Illinois. In March 1997, the Company acquired American Dental Providers, Inc. and Diamond Dental & Vision, Inc. (the "AMDP & DDV Acquisitions") for $1.7 million in cash and stock. As a result of the AMDP & DDV Acquisition, the Company entered the Arkansas market. In July 1997, the Company entered the dental practice management business with the acquisition of 21 dental facilities in Illinois and one clinic in Florida for approximately $16.9 million in cash. In addition, in September 1997, the Company acquired one dental facility in Tennessee for $1.6 million in cash.
In November 1997, the Company acquired the Stratman Management Group and its six dental facilities in Indiana for $2.0 million in cash.

 Products and Services

     Managed Dental Plans. The Company offers a variety of managed dental care plans under the principal trade names American Dental Plan, American Prepaid Dental Plan, DentiCare and CompDent( Dental Plan. The Company's managed dental care plans operate similarly in each state in which business is conducted.

     Under the Company's managed dental care plans a premium is paid to the Company by the Subscriber through payroll deduction or directly (in the case of individual Subscribers), or by the Subscriber's employer, from the date the Subscriber enrolls in the plan. The Subscriber selects a dentist from the Company's panel to provide dental services. Each Panel Dentist provides dental services to the Subscribers who selected that dentist in return for a portion of the premium paid by the Subscriber ("Capitation payments"). Thus, the Panel Dentist receives steady monthly capitation payments from the Company according to the number of Subscribers who have selected the dentist, regardless of the frequency or value of dental services performed. Under a managed dental care plan, capitation payments are fixed. Therefore, incentive to control costs and the risk of over-utilization of dental services is shifted to the dentists.

     Members covered under the Company's managed dental care plans obtain certain basic dental procedures (such as exams, x-rays, cleanings, and certain fillings) at no additional charge beyond premium payments (other than, in some cases, a small per visit copayment). The plans establish copayments for more complicated services provided by the Panel Dentist, such as root canals and crowns, which vary according to the complexity of the service and the level of benefits purchased by subscribers. The Company's managed dental care plans also cover services provided by specialists participating in the dental panel rather than by the Panel Dentist selected by the Subscriber, including oral surgery, endodontics, periodontics, orthodontics and pediatric dentistry. Members typically receive a reduction from the specialist's usual and customary fees for the services performed. The Company does not assume traditional insurance risk under its managed dental care plan arrangements, except with respect to certain specialty benefit plans described in more detail below under "Specialty Benefit Plan".

     The Company's managed dental care plans are tailored to meet the needs of different customers, and range from products having relatively higher levels of benefits and premiums to products having relatively lower levels. A majority of the Company's revenues from managed dental care plans for the year ended December 31, 1997, were paid by Subscribers either directly or through employee payroll deductions, with the remainder paid by employers on behalf of their employees. The contracts between the Company and its Subscribers require the payment of a monthly premium that is generally fixed for one year.

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

     The indemnity insurance portion of the Company's Dual Choice Plans is marketed and administered by the Company under contractual arrangements primarily with independent insurance companies. Under the dental indemnity insurance portion of the Dual Choice Plans, Subscribers are required to pay small deductibles and copayments which are generally higher than those which are required under the Company's managed dental care plans. Subscribers who select the indemnity plan are not limited to the Company's Panel dentists and may receive dental services from the dentist of their choice. Under the contract with the third-party insurers, the Company retains as a marketing and servicing fee a specified percentage (typically 10-25%) of Premiums paid by Subscribers under indemnity dental insurance plans underwritten by the insurer and remits the remainder of such premiums to the insurer.

     Reduced Fee-For-Service Plans. In January 1996, the Company acquired TDP, a Texas-based reduced fee-for-service dental company.
The Company's reduced fee-for-service products are offered principally under the trade names CompSave[COPYRIGHT], Texas Dental Plans and National Dental Plan. Members receive dental care from a list of participating dentists who offer discounts from their usual and customary fees.
There are no claim forms or deductibles and no pre-authorization approval is required. No capitation payments are made to the dentists.
The plan covers certain basic dental procedures as well as orthodontics and cosmetic dentistry.

     Network Rental. The Company has contracted to provide discount dental benefits to members of several HMOs. Under this plan Members of the HMO receive certain limited dental services from Panel dentists at reduced rates as an additional benefit under the health care plan provided by the HMO. The Company receives a fixed monthly fee per Member to administer this plan and does not make capitation payments to the Panel dentists, who receive payments at rates established under the plan directly from the Members who receive services. The TDP Acquisition expanded the number of network rental members. The Company may in the future seek to provide similar plans to other organizations.

     ASO Services. In connection with the Dental Care Plus Acquisition, the Company began providing services as an Administrative Services Organization ("ASO") in certain markets to self-insured groups. The Company provides comprehensive services to employers and other groups offering self-insured dental plans, including billing and collections, claims processing and payment, Member eligibility processing and customer service. The Company receives a monthly fee in exchange for such services equal to a specified amount per each member of the plan.

     Specialty Benefit Plan. The Company also offers a managed dental care plan (the "Specialty Benefit Plan") whereby Members who require covered dental services from participating specialists rather than their selected Panel dentists may receive them for specific copayments rather than at a discount from the specialists' usual and customary fees (as under the Company's more standard plans). The Company typically collects a higher premium from the Subscriber for this benefit and reimburses the specialist, resulting in the Company assuming some risk of utilization of covered specialty dental services. The Company uses actuaries to determine the cost of expected benefits under the plan based on the anticipated level of utilization of specialty services by Members.

     Dental Practice Management. The Company has established a subsidiary, DHMI, through which the Company manages and operates a network of dental practices. The Company earned fees paid by dental facilities for providing management and administrative services and support to such dental facilities. The Company owns the operating assets of the dental practices but does not employ or contract with dentists or control the provision of dental care or equipment related thereto.

     Existing dental practices create the foundation for DHMI networks. DHMI acquires the assets of and signs a Management Services Agreement ("MSA") with this practice. Through the MSA, DHMI provides the resources and expertise necessary to operate and improve the business and management elements of a dental practice. These services include billing and collections, accounting, marketing, materials management, human resources, facility management and payor relations. The practice, in turn, is obligated through the MSA to oversee the provision of all patient care. Thus all clinical personnel are employees of the practice.

     DHMI derives all of its revenue from MSAs with its affiliated dental practices. Under certain of the MSAs, DHMI receives a management fee equal to DHMI's costs plus the lower of (i) the practice's net pre-tax income or (ii) 30% of the practice's net revenue. DHMI's costs include all direct and indirect costs, overhead and expenses relating to the provision of management services to the practice under the MSA, such that substantially all of the costs associated with the provision of dental services by the practice are borne by DHMI, other than the compensation and benefits of the clinical personnel who are employed by the practice. In some cases, DHMI receives a stated fee for the services provided rather than a percentage of the practice's revenues.

     Once an acquired practice has been integrated into DHMI's management systems, DHMI and the practice seek to develop a network of offices throughout the market. DHMI and the practice will be able to develop a geographically comprehensive network of offices that offer patients and payors a full continuum of dental services.

Panel Dentists

     The design and operating features of the Company's dental benefits are intended to assist it in attracting and retaining quality Panel dentists. These plan features include copayments, capitation rates, timely remittance of capitation payments, maintenance of accurate Member eligibility information, reduction of paperwork and other administrative functions, and the Company's ability to deliver a reliable supply of new patients. As of December 31, 1997, more than 9,000 primary-care and specialty-care dentists were participants on the Company's panel.

     In its efforts to establish a large panel of quality dentists in convenient locations, the Company engages in an active marketing and recruitment program emphasizing personal visits to potential Panel dentists followed by a quality management program involving screening of applications for panel membership, reference checks with state licensing authorities, validation of malpractice coverage, initial certification and periodic recertification. Once a dentist has been admitted to the Company's panel, the Company seeks to recredential the dentist on an annual basis by updating verification of professional credentials, licenses, malpractice insurance coverage and legal compliance, conducting an on-site visit and evaluation, and reviewing any complaints and/or questions received from Members. The Company administers its quality management program through a full-time staff of three dentists who serve as Regional Dental Directors under the supervision of its National Dental Director, who is also a dentist.

     Panel dentists are independent from the Company and provide services to Members pursuant to contractual arrangements with the Company. The Company's relationships with its Panel dentists are terminable by either party, upon advance written notice (typically thirty or sixty days). The contracts do not require Panel dentists to provide services exclusively to Members of the Company's plans. The Company may, following any required regulatory approval, change the terms, capitation rates, benefits and conditions of the various plans serviced by its Panel dentists upon advance written notice. The Company's contracts with Panel dentists require the Dentists to maintain their own malpractice insurance. The Company also carries insurance protecting it against liability relating to acts or omissions of Panel dentists.

Marketing

     The Company markets its dental benefits through a large network of independent agents and a direct sales force consisting of Company employees. This dual distribution system is designed to reach large groups as well as smaller groups and individual subscribers in an efficient and cost effective manner. The Company seeks to avoid competition between its direct sales force and its independent agents for the same or similar accounts and seeks to conduct its direct sales efforts in a manner that avoids undermining the loyalty of independent agents or their incentive to market the Company's plans on a regular basis. The Company's direct sales force (often working with independent agents) generally focuses on soliciting larger accounts, including employers with over 250 employees. Independent agents typically target mid-size and smaller employers and individuals. The Company pays the independent agents commissions based on revenue generated while its direct sales force receives a combination of salary and a bonus program based on new Subscribers enrolled. The independent agents typically do not market the Company's dental benefits on an exclusive basis.

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

     DHMI has licensed for use at its dental offices a management information system for dental practice management. Substantially all of the dental offices are currently utilizing this information system. DHMI uses the information system to track data related to each dental office's operations. The information system can provide each of the dental offices with data such as patient and practitioner scheduling information, insurance coverage information, clinical record-keeping and revenue and collection data (including credit history). Within each market, DHMI uses the information system to manage billing and collections, including electronic insurance claims processing.

Competition

     The Company operates in a highly competitive environment. Its competitors principally include large insurance companies, which offer managed dental care and indemnity dental products in most of the Company's markets, and independent companies including for-profit and not-for-profit HMOs, DHMOs, self-funded plans, PPOs and reduced fee-for-service dental plans offering dental benefits similar to those offered by the Company.

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

     The Company's dental benefits business does not require substantial amounts of capital and, other than government regulation, systems operating costs and the cost of obtaining and monitoring a dental panel, there are no significant barriers to new competitors entering the market. There can be no assurance that the Company will be able to compete successfully with existing competitors or new market entrants. Any such additional competition could adversely affect the Company's results of operations.

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

     The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry, currently in its formative stage, is highly competitive and is expected to become more competitive. In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are currently operating in its existing markets. Companies with dental practice management businesses similar to that of DHMI, which currently operate in other parts of the country, may begin targeting DHMI's existing markets for expansion. Such competitors may be better capitalized or otherwise enjoy competitive advantages which may make it difficult for the Company to compete against them or to acquire additional dental offices on terms acceptable to the Company. As the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies which already have established a strong business presence in such locations.

     The business of providing general dental, orthodontic and other specialty dental services is highly competitive in the markets in which DHMI operates. DHMI believes it competes with other providers of dental and specialty services on the basis of factors such as brand name recognition, convenience, cost and the quality and range of services provided. Competition may include practitioners who have more established practices and reputations. DHMI's affiliated dental practices also compete in the retention and recruitment of general dentists, specialists and clinical staff. If the availability of dentists begins to decline in DHMI's markets, it may become more difficult to attract qualified dentists to staff the dental offices sufficiently or to expand them. The dental offices may not be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter its markets, or to compete against such other practices in the recruitment of qualified dentists.

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

     Failure to maintain regulatory compliance and constructive relationships with relevant regulatory authorities could adversely affect the Company's ability to conduct its business, for example, by limiting the Company's ability to obtain required approvals for new products or premium increases. In an extreme case, failure to comply with relevant laws and regulations may result in revocation of one or more of the Company's licenses. The Company's policy is to pay close attention to regulatory compliance matters.

     In connection with the marketing and administration by the Company of the indemnity insurance benefits that are offered as a part of its Dual Choice Plans, the Company may be subject to license and regulation as a "third-party administrator" in certain states. Such regulation typically is less extensive than regulation applicable to the managed dental care plans offered directly by the Company. In addition, if the Company is licensed to offer managed dental care plans in such states, it may be exempt from regulation as a third-party administrator.

     DHMI is also subject to a variety of governmental and regulatory requirements relating to the conduct of its business. DHMI seeks to structure its business practices and arrangements with dental practices to comply with relevant federal and state law and believes that such arrangements and practices comply in all material respects with all applicable statutes and regulations. The health care industry and dental practices are highly regulated, and there can be no assurance that the regulatory environment in which DHMI operates will not change significantly and adversely in the future.

     The laws of many states prohibit corporations that are not owned entirely by dentists from employing dentists (and in some states, dental hygienists and dental assistants), having control over clinical decision-making or engaging in other activities that are deemed to constitute the practice of dentistry. DHMI does not employ dentists or dental hygienists and does not exercise control over any prohibited areas. Also, the laws and regulations of certain states into which DHMI seeks to expand may require DHMI to change the form of relationships entered into with dentists in a manner that restricts DHMI's operations in those states.

     The operations of DHMI are also subject to compliance with regulations promulgated by the Occupational Safety and Health
Administration ("OSHA"), relating to such matters as heat sterilization of dental instruments and the usage of barrier techniques; such as, masks, goggles and gloves. DHMI incurs expenses on an ongoing basis relating to OSHA monitoring and compliance.

     DHMI believes that health care regulations will continue to change, and as a result, regularly monitors developments in health care law. DHMI expects to modify its agreements and operations from time to time, if necessary, as the business and regulatory environment change.

Employees

     The Company had approximately 600 employees at December 31, 1997. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

UniLife

     The Company's wholly-owned subsidiary, UniLife Insurance Company, an Arizona-domiciled company ("UniLife"), is licensed to transact business in Arizona, Colorado, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Texas and Utah. UniLife is a traditional indemnity insurance carrier and therefore assumes underwriting risk. Effective January 1, 1996, UniLife and Shenandoah entered into an assumption reinsurance agreement transferring all of UniLife's existing business that was not already reinsured to Shenandoah.

Item 2.  PROPERTIES.

     All offices and facilities of the Company are leased.  The
Company's leased properties are in generally good condition and are adequate for their intended use.

Item 3.  LEGAL.

     The Company's wholly-owned subsidiary, American Prepaid and its Florida subsidiary, American Dental Plan, Inc. ("ADP"), are currently defendants to a civil complaint filed by three participating dentists (one of which has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company ("Subsidiaries"). The complaint alleges a breach of contract and seeks damages based on the failure of ADP to make capitation payments to its participating dentists for the period of time between when a subscriber enrolls and the time at which the subscriber selects a participating dentist. The plaintiffs sought to bring the suit as a class action. On December 4, 1997, a class was certified consisting of all participating dentists in the states of

Florida, Mississippi, South Carolina, and Tennessee who, since
September 1, 1989, have had Participating Dentist Agreements with
American Dental Plan, Inc.

     While the Company believes its interpretation and administration of the Participating Dentist Agreements are correct, the Company recently entered into a proposed settlement, which awaits final approval by the Court. The general terms of the settlement provide for a total payment of $1.3 million to be divided among (1) the class members who are no longer with ADP, (2) the class representatives, and
(3) the attorneys for the plaintiff class. Additional costs associated with this settlement will be approximately $0.3 million.

     The settlement also requires that ADP amend its Participating Dental Agreement to provide that it will pay capitation to the dentist when there has been a delay between the time a subscriber initially enrolls in the dental plan and the date they select a dentist, for all subscribers who enroll after January 1, 1999. In addition, ADP has agreed to provide additional notices to subscribers who have not selected a dentist.

     The proposed settlement is subject to the notification of the class members, a fairness hearing, and approval by the court.

     Management does not believe that there are currently any asserted or unasserted claims that will have a material adverse effect on the financial position of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Market Information

     The Common Stock of the Company has been traded on the Nasdaq National Market ("Nasdaq") since the Company's initial public offering on May 24, 1995 and currently trades under the symbol "CPDN". The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                           Market Prices (1)

Fiscal Quarters                         High ($)          Low ($)
        1997
First                                   39 1/4            27 1/2
Second                                  27 3/8            14 1/4
Third                                   26 1/8            19 3/8
Fourth                                  27 5/8            18 5/8

         1996
First                                   45 1/8            34 1/4
Second                                  51                35 1/8
Third                                   51 11/16          33
Fourth                                  40 3/8            27 1/2
_______________

     (1) The prices listed reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Holders

     The number of record holders of the Company's Common Stock as of March 10, 1998 was approximately forty-three (43). The Company believes that the number of beneficial owners of the Company's Common Stock at that date was substantially greater.

Dividends

     The Company did not pay cash dividends on its Common Stock during the years ended December 31, 1997 and December 31, 1996. The Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. Under the Company's senior credit facility, the distribution of dividends would require the lender's consent. Applicable laws generally limit the ability of the Company's subsidiaries to pay dividends to the extent that required regulatory capital would be impaired, which in turn further limits the Company's ability to pay dividends.

Item 6.  SELECTED FINANCIAL DATA.

     The selected consolidated statement of income data and balance sheet data set forth below for, and at the end of, the years ended December 31, 1995, 1996 and 1997, are derived from, and are qualified by reference to the financial statements of the Company audited by Coopers & Lybrand L.L.P., independent auditors, included elsewhere in this annual report. The selected consolidated statement of income data and balance sheet data for, and at the end of, the periods ended December 31, 1993 and prior, are derived from audited financial statements of the Company not included herein. The selected consolidated financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes.

                                        Predecessor Company(1)                        The Company
                                                    Six Months    Six Months
                                                         Ended      Ended
                                                       June 30,    Dec. 31,              YearEnded Dec. 31,
                                                          1993       1993       1994      1995        1996      1997
(in thousands, except per share data)

Consolidated Statement of Income Data:
Revenues                                               $22,004     $24,033   $55,192   $106,661    $141,069   $158,726
Dental providers' fees and claim costs                  11,932      13,055    30,262     62,218      73,431     81,690
Commissions                                              3,028       3,143     6,800     10,763      12,184     13,272
Gross profit                                             7,044       7,835    18,130     33,680      55,454      1,047
General and administrative                               6,418       4,537    10,827     20,827      31,412     44,318
Depreciation and amortization                              205         884     2,195      2,717       5,153     64,688
Operating income (loss)                                    42l       2,414     5,108     10,136      18,889    (46,289)
Interest expense                                            --       1,208     2,464      1,970       1,935      3,239
Other (income) expense, net                              1,139          --       (77)      (803)       (804)      (723)
Income (loss) before provisions for
   income taxes and extraordinary item                    (718)      1,206     2,721      8,969      17,758    (48,805)
Income tax provision                                        55         553     1,316      3,765       7,866      4,900
Income (loss) before extraordinary item                   (773)        653     1,405      5,204       9,892    (53,705)
Extraordinary loss, net of applicable
  benefit of $305                                           --          --        --        498          --         --
Net income (loss)                                         (773)        653     1,405      4,706       9,892    (53,705)
Income (loss) per common share - basic:
Income (loss) before extraordinary item                                         0.31        0.69       0.98      (5.32)
Extraordinary loss                                                                         (0.07)
Income (loss) income per common share                                           0.31        0.62       0.98      (5.32)
Income (loss) per common share - diluted:
Income (loss) before extraordinary loss                                         0.30        0.68       0.97      (5.32)
Extraordinary loss                                                                --       (0.07)        --         --
Net income (loss) per common share (1)                                          0.30        0.61       0.97      (5.32)
Weighted average common shares outstanding (1)                                 4,149       7,241     10,049     10,098
Weighted average common shares outstanding
  with dilutive securities                                                     4,252       7,352     10,177     10,098

                                                 The Company
                                                  December 31,
                                         1993       1994(2)     1995(2)(3)     1996(4)(5)    1997(6)(7)
Consolidated Balance Sheet Data:

Total current assets                   $ 8,776      $14,488      $ 46,254      $ 34,083       $37,283
Total assets                            37,202       63,342       129,396       184,167       150,871
Total current liabilities                8,640       16,597        21,041        24,273        26,067
Total liabilities                       34,252       53,983        27,219        71,984        90,595
Redeemable preferred                     1,050        5,159            --            --            --
Stockholders' equity                     1,900        4,200       102,177       112,183        60,276

(1) Presents consolidated financial data of the Company's predecessor, American Prepaid, for the periods prior to the Company's Acquisition of all of the outstanding stock thereof effective in June 1993. Because of such transaction, certain aspects of the consolidated results of operations for periods prior to the period July 1, 1993 are not comparable with those for subsequent periods. Consequently, net income per share data are presented only for the years December 31, 1994 and thereafter. For purposes of the Consolidated Statements of Income Data, references to common shares include common share equivalents. Net income per common share for the years ended December 31, 1994 and 1995, has been computed after deducting $109,000 and $218,000, respectively, from net income attributable to preferred stock dividend accumulation.
(2) The DentiCare and UniLife acquisitions were completed on December 28, 1994, and DentiCare and UniLife are therefor included in the consolidated balance sheet of the Company at December 31, 1994 and thereafter, and the consolidated statement of income of the Company for the years ended December 31, 1995 and thereafter.
(3) The CompDent acquisition was completed on July 5, 1995, and CompDent is therefor included in the consolidated balance sheet of the Company at December 31, 1995 and thereafter, and the consolidated statement of income of the Company for the years ended December 31, 1995 and thereafter.
(4) The Texas Dental acquisition was completed on January 8, 1996 and Texas Dental is therefor included in the consolidated balance sheet of the Company at December 31, 1996, and the consolidated statement of income of the Company for the year ended December 31, 1996.
(5) The Dental Care Plus acquisition was completed on May 8, 1996, and Dental Care Plus is therefore included in the consolidated balance sheet of the Company at December 31, 1996, and the consolidated statement of income of the Company for the year ended December 31, 1996.
(6) The American Dental Providers and Diamond Dental & Vision acquisition was completed on March 21, 1997 and is therefore included in the consolidated balance sheet of the Company at December 31, 1997, and the consolidated statement of income of the Company for the year ended December 31, 1997.
(7) The Workman Management Group, Old Cutler Dental Associates, Robert T. Winfree, D.D.S. and the Stratman Management Group acquisitions were completed on July 2, 1997, July 2, 1997, September 26, 1997 and November 7, 1997 respectively and these five are included in the consolidated balance sheet of the Company at December 31, 1997, and the consolidated statement of income of the Company for the year ended December 31, 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Type of Services

     The Company is a full-service dental benefits provider. Approximately 75% of revenues are generated from managed dental care plan subscriber premiums. In addition, DHMI generates approximately 10% of the Company's revenues from providing management services and support to dental practices. The balance of revenues are generated by reduced fee-for-service plans and third-party administrator services.

     Under managed dental care plans, Subscribers pay a premium to receive dental services from a dentist which the subscriber selects from a panel of dentists. The Panel dentists are paid by the Company a monthly capitation fee which is fixed under the participating dental agreement regardless of the extent of services provided. Historically, the cost structure within managed dental care plans results in capitations of approximately 60% of revenues, commission expense of approximately 10% of revenues, and general and administrative expenses of approximately 20% of revenues, leaving an operating margin of approximately 10% of revenues. Dual Choice plans allow members to choose between a managed dental care plan offered by the Company or a traditional dental indemnity insurance plan underwritten by an unaffiliated insurance company, but marketed and administered by the Company under agreements with the underwriting insurers. A small portion of the Company's revenues is generated from commissions earned from the insurance companies underwriting such dental indemnity insurance.

     In reduced fee-for-service plans, the subscriber pays a fee for access to a panel of dentists. The dentists on the panel have agreed to provide services at reduced rates. The subscriber pays the dentist at the reduced rate for services provided at the time of service delivery. Therefore, this type of plan involves no payment by the Company to the dentists. Historically, the cost structure within reduced fee-for-service plans consists of no capitation expense, commission expense of approximately 25% of revenues, and general and administrative expenses of approximately 40% of revenues, leaving an operating margin of approximately 35% of revenues.

     Revenues from third-party administrator arrangements are earned by managing the claims processing and paying function for groups. The groups fund the claims and pay a service fee to the Company. Historically, the cost structure within third-party administrator arrangements consists of no capitation expense, commission expense of approximately 5% of revenues, and general and administrative expenses of approximately 70% of revenues, leaving an operating margin of approximately 25% of revenues.

     DHMI earns its revenues from the provision of management services to the dental practices. These services include billing and collections, accounting, marketing, materials management, human resources, facility management and payor relations. In most markets, DHMI is paid a percent of practice revenues; however, because of regulatory limitations, DHMI receives a flat fee in several markets.

     The Company operates two distinguishable segments, dental benefits services and dental practice management. The Company will report, for the year ending December 31, 1998, its financial information in accordance with SFAS No. 131, Disclosures about
Segments of an Enterprise and Related Information.

History and Growth

     The Company's predecessor, American Prepaid Professional Services, Inc. (American Prepaid), began operations in Florida in 1978. Since 1987 the Company has begun de novo operations in seven additional states. In December 1994, the Company entered the Texas market through the acquisitions of DentiCare, Inc. (DentiCare), a Houston-based managed dental care company, and UniLife Insurance Company, an indemnity insurer (UniLife). In July 1995, the Company entered or expanded its presence in additional markets, including Kentucky, Indiana, Missouri, Kansas and West Virginia, through the acquisition of CompDent Corporation (CompDent), a Louisville, Kentucky-based managed dental care company. In January 1996, the Company acquired Texas Dental Plans, Inc. and affiliated entities (Texas Dental), a reduced fee-for-service dental company based in San Antonio, Texas, which increased the Company's presence in Texas, broadened the Company's product line, and expanded the Company's operations to an additional seven states. Dental Care Plus Management, Corp. and its wholly owned subsidiary, CompDent of Illinois (formerly known as I.H.C.S., Inc.), a Chicago, Illinois-based third-party administrator and managed dental care provider, respectively, were acquired in May 1996 and greatly expanded the Company's presence in Illinois.

     In addition to growth by acquisitions, the Company has achieved internal revenue growth from increases in the number of subscribers, a shift toward products with higher benefit levels and higher premiums and, to a much more limited extent, premium rate increases. The Company has historically introduced an across-the-board rate/benefit increase of approximately 6% to 8% every three years with a gradual implementation of the new rates/benefits throughout the subscriber base resulting in price increases of approximately 3% per year on average.

Business Combinations

     On June 29, 1993, the Company acquired all of the issued and outstanding capital stock of American Prepaid for approximately $29.5 million in cash. The 1993 acquisition was funded through the incurrence of $20.0 million of senior indebtedness (the "1993 Loan") and the issuance of $6.85 million of Subordinated Notes, $1.0 million of Redeemable Preferred Stock and $1.7 million of common stock. The Company repaid the entire outstanding balance of the 1993 Loan and retired all outstanding Subordinated Notes and Redeemable Preferred Stock (including accrued unpaid interest and accumulated dividends) on June 1, 1995, with a portion of the net proceeds from its initial public offering. The 1993 acquisition has been accounted for using the purchase method of accounting. The Company recorded $3.0 million related to a non-competition agreement and $23.5 million of goodwill, which are being amortized on a straight-line basis over 5 and 40 years, respectively.

     On December 28, 1994, the Company acquired DentiCare and UniLife for $17.0 million plus approximately $600,000 in transaction costs. These acquisitions were funded through the incurrence of $12.0 million of senior indebtedness (the "1994 Loan") and the issuance of $4.0 million of Redeemable Preferred Stock and $1.0 million of common stock. On June 1, 1995, the Company repaid the entire outstanding balance of the 1994 loan and retired all outstanding Subordinated Notes and Redeemable Preferred Stock (including accrued unpaid interest and accumulated dividends) with a portion of the net proceeds from its initial public offering. The DentiCare and UniLife acquisitions have been accounted for using the purchase method of accounting. The acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition, which in the case of UniLife resulted in a write-down of certain assets. In connection with the DentiCare acquisition, the Company recorded $15.6 million of goodwill, which is being amortized on a straight-line basis over 40 years. The Company's strategy regarding UniLife has been to wind down over time UniLife's dental indemnity insurance business. As of October 1, 1995, the Company reinsured UniLife's dental indemnity insurance business and its group term policies with another insurance company. In April 1996, the Company completed the conversion of all of UniLife's real estate and other assets into cash and cash equivalents.

     On July 5, 1995, the Company acquired CompDent for $32.5 million plus approximately $1.1 million in transaction costs. The CompDent acquisition was funded through the incurrence of $25.0 million of senior indebtedness under the Company's revolving credit facility and proceeds from the Company's initial public offering. The Company then repaid the outstanding indebtedness under its revolving credit facility with a portion of the net proceeds received from its second stock offering. The CompDent acquisition has been accounted for using the purchase method of accounting. The acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. In connection with the CompDent acquisition, the Company recorded $34.3 million of goodwill which is being amortized on a straight-line basis over 40 years.

     On January 8, 1996, the Company acquired Texas Dental, a Texas-based reduced fee-for-service dental company for an aggregate cash purchase price of approximately $23.0 million including approximately $540,000 in transaction costs. The Texas Dental acquisition was funded with net proceeds remaining from the Company's second stock offering. The Texas Dental acquisition was accounted for using the purchase method of accounting, with the acquired assets and liabilities recorded at their estimated fair market values at the date of acquisition. Goodwill of $26.0 million was recorded in the acquisition and is being amortized over 40 years on a straight-line basis. The reduced fee-for-service products offered by Texas Dental broaden the Company's existing product line.

     Effective May 8, 1996, the Company acquired Dental Care Plus.
The aggregate purchase price for Dental Care Plus was $38.0 million (including approximately $843,000 in transaction costs), of which the Company paid approximately $27.0 million in cash and assumed approximately $11.0 million in accrued liabilities. Dental Care Plus is based in Chicago, Illinois, and provides managed dental care services through a network of dental care providers. Dental Care Plus also acts as a third-party administrator and provides management services to Health Care Systems, Inc., a non-profit dental company. The Company financed the purchase of Dental Care Plus as well as satisfaction of the assumed liabilities by drawing down the Company's revolving credit facility. The acquisition of Dental Care Plus was accounted for using the purchase method of accounting, resulting in the Company recording $41.2 million in goodwill which is being amortized over 40 years on a straight-line basis.

     Effective March 21, 1997, the Company completed the acquisition of American Dental Providers, Inc. ("AMDP"), and Diamond Dental & Vision, Inc. ("DDV"). The aggregate purchase price of $1.7 million consisted of $0.5 million in cash and $1.2 million of Company common stock issued at fair market value. AMDP provides managed dental care services through a network of dental care providers, and DDV provides a vision plan and referral fee-for-service dental plan to the Arkansas market. The Company funded the cash portion of the purchase with cash available from operations. The acquisition of AMDP and DDV was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $2.9 million which is being amortized over 40 years. During the second quarter of 1997, the Company revised its allocation of the purchase price of AMDP and DDV which resulted in a decrease to the excess of purchase price over net assets acquired of $0.5 million to $2.4 million.

     Effective July 2, 1997, the Company completed the acquisition of 21 dental facilities from The Workman Management Group, LTD ("Workman"). The dental facilities are located in central and southern Illinois. The purchase price consisted of $15.5 million in cash, and with funding mainly from the revolving line of credit. Concurrent with the acquisition, the Company entered into a forty-year agreement to manage the dental practices which are operating in the dental facilities. The acquisition of Workman was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $15.2 million which is being amortized over 40 years. During the fourth quarter of 1997, the Company revised its allocation of the purchase price of Workman which resulted in an increase to the excess of purchase price over net assets acquired of $1.8 million to $17.0 million.

     During the third and fourth quarter of 1997, the Company completed the acquisition of several dental facilities from three additional dental groups. Effective July 2, 1997, the Company completed the acquisition of one dental facility located in southern Florida from the Old Cutler Dental Associates, P.A. ("Old Cutler"). Effective September 26, 1997, the Company completed the acquisition of one dental facility located in central Tennessee from Robert T. Winfree, D.D.S., P.C. ("Winfree"). Effective November 7, 1997, the Company completed the acquisition of Stratman Management Group ("Stratman") and its six dental facilities located in Indiana. The purchase price of these facilities consisted of $5.0 million in cash less discharge of liabilities related to the purchased assets.
Funding for the acquisitions was obtained from cash available from operations and from the Company's revolving line of credit.
Concurrent with the acquisitions, the Company entered into forty-year agreements to manage the dental practices which are operating in the dental facilities. Each acquisition was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisitions resulted in excess of cost over fair value of net assets acquired of $5.5 million which is being amortized over 40 years.

     During the fourth quarter, management concluded that the Company's accounting policy with respect to the recoverability of goodwill should be changed to discounted projections of future cash flows using an economic rate of return that would be customary for evaluating the present value of future cash flows in connection with current dental benefit company transactions. As a result of this accounting change, the goodwill attributable to the acquisition of CompDent Corporation was reduced from $32.1 million to $13.9 million. Additionally, the goodwill attributable to the acquisition of Dental Care Plus Management, Corp. was reduced from $39.1 million to $8.8 million, DentiCare, Inc. was reduced from $14.4 million to $6.0 million and American Dental Providers, Inc. and Diamond Dental & Vision, Inc. was reduced from $2.1 million to $0, or a total reduction of $59.0 million. The goodwill associated with these acquisitions will be amortized over the remaining forty-year life.

RESULTS OF OPERATIONS

Year ended  December 31, 1997, compared to the year ended December 31,
1996
     Revenues increased by $17.6 million, or 12.5%, to $158.7 million in 1997 from $141.1 million in 1996. Of the increase, $7.9 million, was primarily attributable to revenues contributed by DHMI which commenced operations in 1997. The addition of AMDP and DDV and Dental Care Plus revenues following the acquisitions of these companies accounted for $0.9 million and $2.1 million, respectively, of this increase. Internal growth accounted for $6.7 million of the growth in subscriber premiums.

     Other revenue increased by $2.9 million, or 54.7%, to $8.2 million in 1997 from $5.3 million in 1996. The increase was primarily attributable to $2.0 million of Dental Care Plus third-party administrator fees and management fees in 1997 following the May 1996 Dental Care Plus acquisition.

     Dental care providers' fees and claim costs increased $8.3 million, or 11.3%, to $81.7 million in 1997 from $73.4 million in 1996. Dental care providers' fees represent capitation payments paid to panel dentists under the Company's managed dental care plans.
Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under certain non-capitated plans. The increase in dental care providers' fees and claim costs was due in part to a $2.0 million one-time charge associated with terminating an indemnity relationship. Dental care providers' fees and claims costs increased to 57.0% from 54.1% of subscriber premiums in 1997 and 1996, respectively. The increase was partially the result of the one-time charge mentioned above.

     Commission expense increased $1.1 million, or 9.0%, to $13.3 million in 1997 from $12.2 million in 1996. The $1.0 million increase in commission expense was the result of internal growth in subscriber premiums. As a percentage of subscriber premiums, commissions increased to 9.3% in 1997 from 9.0% in 1996.

     Premium taxes remained the same in 1997 as a percentage of subscriber premiums at 0.7%

     General and administrative expenses increased $13.9 million, or 45.7%, to $44.3 million in 1997 from $30.4 million in 1996. As a percentage of total revenues, this expense increased to 27.9 % in 1997 from 21.5% in 1996. Of this increase, $5.0 million, or 35.5%, was related to the operating costs of DHMI's dental facilities. This increase as a percentage of revenues is due to higher general and administrative costs ($2.1 million or 14.8%) added following the January startup of DHMI. The remaining increase related to the $7.4 million in unusual and one-time charges which were recorded in the fourth quarter of 1997. The unusual and one-time charges included a reserve for a surplus note ($2 million), reserve for incurred practice management startup costs ($1.4 million), litigation settlement costs ($1.6 million) and other costs ($2.4 million). The increases were partially offset by a $0.6 million decrease from further assimilation of acquired business which resulted in reductions of general and administrative costs.

     Depreciation and amortization expense increased $59.5 million, or 115.5%, to $64.7 million in 1997 from $5.2 million in 1996. This includes $59.0 million in write-offs for goodwill impairment. The goodwill impairment resulted from the Company's determination that the recoverability of goodwill should be determined through discounted projections of future flows instead of undiscounted cash flows, utilizing an economic rate of return that would be customary for evaluating the present value of future cash flows of current dental benefit company transactions. Depreciation expense increased $600,000 due to additional office furniture, equipment, and leasehold improvements and capital expenditures at DHMI. Depreciation expense in 1998 is expected to be slightly higher due to the addition of leasehold improvements, and computer and phone equipment.

     Interest income increased from $585,000 in 1996 to $725,000 in 1997. This increase is primarily attributed to the rise in interest rates and a concerted effort to invest cash in higher yielding instruments.

     Interest expense increased to $3.2 million in 1997 from $1.9 million in 1996. The Company had $56.6 million of debt outstanding at December 31, 1997. At each quarter end, the Company draws from its credit facility to pay down inter-company balances. The increase is primarily related to the increase in interest rates and in the amounts outstanding under the Company's credit facility. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

     In 1997, the Company's effective income tax rate increased to 48.3% (excluding the $59.0 million in write-offs for goodwill impairment) compared with 44.3% in 1996. The increase is primarily attributable to additional nondeductible goodwill amortization recorded in 1997 following the recent acquisitions and the relatively lower base of net income.

     As a result of the above mentioned factors, the net loss for 1997 was $53.7 million or $5.32 per share compared to net income of $9.9 million or $0.97 per share for 1996.


Year ended  December 31, 1996, compared to the year ended December 31,
1995
     Revenues increased by $34.4 million, or 32.3%, to $141.1 million in 1996 from $106.7 million in 1995. This increase was primarily attributable to a $30.9 million, or 29.5% increase in subscriber premiums to $135.8 million in 1996 from $104.9 million in 1995. The addition of Texas Dental and Dental Care Plus subscriber premiums following the acquisitions of these companies accounted for $8.8 million and $10.0 million, respectively, of this increase. The acquisition of CompDent in July of 1995 impacted 1995 for part of the year and impacted 1996 for the full year, resulting in higher subscriber premiums in 1996 of approximately $16.6 million. Internal growth accounted for $9.7 million of the growth in subscriber premiums. These increases in subscriber premiums were partially offset by a decrease of $14.2 million in UniLife premiums. Effective October 1, 1995, UniLife reinsured all of its indemnity insurance with another insurance company. This completed the Company's strategy upon acquiring UniLife to wind down UniLife's dental indemnity insurance business.

     Other revenue increased by $3.5 million, or 198.5%, to $5.3 million in 1996 from $1.8 million 1995. The increase was primarily attributable to $3.2 million of Dental Care Plus third-party administrator fees and management fees in 1996 following the May 1996 Dental Care Plus acquisition.

     Dental care providers' fees and claims costs increased $11.2 million, or 18.0%, to $73.4 million in 1996 from $62.2 million in 1995. Dental care providers' fees represent capitation payments paid to panel dentists under the Company's managed dental care plans.
Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under certain non-capitated plans. Dental care providers' fees and claims costs decreased to 54.1% from 59.3% of subscriber premiums in 1996 and 1995, respectively. This decrease as a percentage of subscriber premiums is due to the acquisition of Texas Dental which, as a reduced fee-for-service dental company, has subscriber premiums with no corresponding capitation expense. Providers' fees and claim costs as a percentage of subscriber premiums were also lowered by the elimination of UniLife claims costs. As discussed above, effective October 1, 1995, UniLife entered into a reinsurance agreement and thus incurred no claims cost after this date. The addition of Dental Care Plus providers' fees and claims at 61.2% of subscriber premiums following the May 1996 acquisition partially offset these decreases.

     Commission expense increased $1.4 million, or 13.2%, to $12.2 million in 1996 from $10.8 million in 1995. The addition of Texas Dental and Dental Care Plus commissions in 1996 resulted in a $1.4 million increase while the elimination of UniLife commissions resulted in a $1.9 million decrease. The acquisition of CompDent in July of 1995 impacted 1995 for part of the year and impacted 1996 for the full year, resulting in higher commission expense in 1996 of approximately $0.9 million. The remaining $1.0 million increase in commission expense was the result of internal growth in subscriber premiums. As a percentage of subscriber premiums, commissions decreased to 9.0% in 1996 from 10.3% in 1995. This decease related primarily to the addition of Dental Care Plus commissions at 1.0% of subscriber premiums and the elimination of UniLife commissions at 13.4% of subscriber premiums, partially offset by the addition of Texas Dental commissions at 15.4% of subscriber premiums. Without the effects of Dental Care Plus, UniLife, and Texas Dental on subscriber premiums and commissions, commissions as a percentage of subscriber premiums decreased slightly from 9.8% in 1995 to 9.2% in 1996. The slight decrease as a percentage of subscriber premiums was primarily attributable to an increase in the number of large employer groups for which the Company's direct sales force typically plays an active role in sales and servicing, resulting in a lower commission rate or no commissions being paid to independent agents with respect to these accounts. The expenses associated with the increased number of sales representatives employed by the Company were reflected in general and administrative expenses, rather than commissions.

     Premium taxes decreased as a percentage of subscriber premiums to 0.7% in 1996 compared with 1.3% in 1995. This decrease was a result of the addition of Texas Dental and Dental Care Plus subscriber premiums in 1996 and the elimination of UniLife subscriber premiums in the third quarter of 1995. Texas Dental is a reduced fee-for-service dental company and, accordingly, its revenues are not subject to premium tax in the state of Texas. Dental Care Plus revenues are not subject to a premium tax in the state of Illinois. UniLife premiums in 1995 were subject to the Texas premium tax rate of approximately 2.5%.

     General and administrative expenses increased $11.0 million, or 56.4%, to $30.4 million in 1996 from $19.4 million in 1995. As a percentage of total revenues, this expense increased to 21.5% in 1996 from 18.2% in 1995. This increase as a percentage of revenues is due to a higher general and administrative level added following the January 1996 acquisition of Texas Dental and the May 1996 acquisition of Dental Care Plus. The increased use of in-house sales and new marketing staff, as opposed to independent agents paid commissions also contributed to the increase. The Company's strategy regarding acquisitions includes, in part, the reduction of general and administrative expenses through the elimination of redundant overhead functions and the extension of the Company's management systems and policies. While comparing 1996 with 1995, general and administrative expenses as a percentage of revenue show a year-to-year increase; quarterly results show that since the second quarter of 1996, when the acquisition of Dental Care Plus took place, general and administrative expenses as a percentage of revenues have decreased from 22.5% in the second quarter of 1996 to 20.7% in the fourth quarter of 1996. The Company believes further assimilation of acquired business will continue to result in reductions of general and administrative costs, subject to the temporary increases caused by any future acquisitions.

     Depreciation and amortization expense increased $2.4 million, or 89.7%, to $5.1 million in 1996 from $2.7 million in 1995.
Amortization of intangible assets (goodwill and non-compete agreements) increased $l.8 million to $3.8 million in 1996. Of this increase, $1.3 million is the result of additional goodwill amortization recorded following the Texas Dental and Dental Care Plus acquisitions. The remaining $0.5 million of the increase is primarily due to the amortization of CompDent goodwill being recorded for only that portion of 1995 following the acquisitions compared to the full 12 months in 1996. Depreciation expense increased $636,000 due to additional office furniture, equipment, and leasehold improvements obtained in conjunction with the acquisitions in January 1996 and May 1996, and for new office space occupied by the Company in September 1996. Depreciation expense in 1997 is expected to be slightly higher due to the addition of leasehold improvements, and computer and phone equipment.

     Interest income decreased from $735,000 in 1995 to $585,000 in 1996. Interest income consists of interest earned on available cash balances as well as interest earned on cash balances which are restricted by state regulatory agencies. Interest income declined due to the Company having less cash to invest in 1996, due to the completion of the Texas Dental and Dental Care Plan acquisitions.

     Interest expense decreased slightly to $1.9 million in 1996 from $2.0 million in 1995. The Company had $26.6 million of debt outstanding from January 1995, of which $1.0 million was retired with proceeds from operating cash flows and the remainder with proceeds from the Company's initial public offering in June 1995. The Company incurred $25.0 million of new indebtedness in July 1995 under its revolving credit facility to partially finance the CompDent acquisition and repaid this indebtedness in August 1995 with proceeds from the second stock offering. In May 1996, $38.0 million was borrowed under the revolving credit facility to finance the acquisition of Dental Care Plus. At each quarter end, the Company draws from its credit facility to pay down inter-company balances. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

     Other expense and income items total $219,000 in 1996, consisting mainly of the gain on sale of unneeded properties obtained in past acquisitions.

     In 1996, the Company's effective income tax rate increased to 44.3% compared with 42.0% in 1995. The increase is primarily attributable to additional nondeductible goodwill amortization recorded in 1996 following the recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash in 1997 have been operating activities and borrowings under its revolving line of credit. The primary uses of cash for the period were the acquisitions of various dental practices, AMDP and capital expenditures at DentLease. During 1997, the Company invested excess funds in reverse repurchase agreements for U.S. government securities. The carrying value of the agreements approximates fair value because of the short maturity of the investments and the Company believes that it is not exposed to any significant risks on its investments in reverse repurchase agreements.

     Cash flows from operating activities were $4.3 million and $9.5 million for 1997 and 1996, respectively. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to panel dentists, claims paid, brokers' and agents' commissions, general and administrative expenses, and income tax payments. The Company receives some premium payments in advance of anticipated capitation payments and claims and invests cash balances in excess of current needs in interest-bearing accounts.

     Cash used in investing activities was $24.9 million in 1997 and $64.5 million in 1996. The decrease, in 1997, in cash used relates primarily to a reduction in acquisitions. While cash of $20.8 million was used in 1997 to acquire AMDP and various dental practices, the Company used cash of $62.5 million to purchase Texas Dental and

Dental Care Plus in 1996. The $1.6 million increase in capital expenditures for 1997 compared with 1996 is due primarily to purchases of equipment and leasehold improvements, and enhancements and upgrades to computer and communications equipment. The Company expects to make additional capital expenditures of approximately $2.0 million in 1998, mainly for further enhancements to its computer and telephone equipment.

     Cash flows from financing activities in 1997 were $15.6 million, primarily representing borrowings under the Company's revolving line of credit to finance the acquisitions of various dental care practices and to repay inter-company borrowings to its regulated subsidiary companies at quarter-ends.

     On June 30, 1995, the Company obtained a reducing revolving $35 million line of credit (the "Credit Facility") from banks. On July 5, 1995, to partially finance the acquisition of CompDent, the Company borrowed $25 million under the Credit Facility. On May 3, 1996, the Credit Facility was amended to increase the available line of credit to $65 million. On May 7, 1996, the Company borrowed $38 million under the Credit Facility to finance the acquisition of Dental Care Plus. The Credit Facility pursuant to a second amendment, entered into on March 16, 1998 requires a 50% reduction in available borrowings on December 31, 1999, and expiration of the Credit Facility on December 31, 2000. Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus up to 1/4% or LIBOR plus up to 1 3/4%, with the margin over the prime rate and LIBOR decreasing as the ratio of consolidated debt to EBITDA decreases. Currently borrowings under the Credit Facility bear interest at the LIBOR-based rate. The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits the Company from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments; and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's direct and indirect subsidiaries. At December 31, 1997, the Company was in technical violation of three of the financial ratios as a result of the goodwill impairment and one-time charges recorded in the fourth quarter. The Company has received a waiver with respect to such covenants from its lenders. The Company had $56.6 million of borrowings outstanding as of December 31, 1997, under the Credit Facility.

     The Company believes that cash flow generated by operations will be sufficient to fund its normal working capital needs and capital expenditures for at least the next 24 months. Historically, the Company's operations have not been capital intensive; however, the Company's recent initiative in the establishment of dental offices through its subsidiary operation Dental Health Management, Inc. will present capital needs, the extent of which is indeterminate. Additional financing, under the Credit Facility or otherwise, will be required in connection with an acquisition or acquisitions which the Company may consummate in the future.

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

     During the fourth quarter of 1997, the Company completed an extensive review of its operation and determined there were changes that occurred that necessitated a number of unusual and one-time charges. The charges include $2.0 million for the termination of an exclusive indemnity relationship, $2.0 million for reserve for a surplus note, $1.6 million for litigation settlement costs, $1.4 million for a reserve for incurred practice management costs and $2.4 million in other costs. There was also $59.0 million in a write off for a goodwill impairment. Historically, the goodwill was reviewed on an undiscounted cash flow basis. It was determined that potential goodwill impairment should be analyzed on a discounted cash flow basis utilizing an economic rate of return that would be customary for evaluating the present value of future cash flows of current dental benefit company transactions. The Company believes that this method of valuation better reflects the performance of each acquisition. The Company does not believe these unusual and one-time charges will adversely affect its normal cash flow in 1998.

LITIGATION

     The Company's wholly-owned subsidiary, American Prepaid and its Florida subsidiary, American Dental Plan, Inc. ("ADP"), are currently defendants to a civil complaint filed by three participating dentists (one of which has since withdrawn) who have entered into Participating Dentist Agreements with various subsidiaries of the Company ("Subsidiaries"). The complaint alleges a breach of contract and seeks damages based on the failure of ADP to make capitation payments to its participating dentists for the period of time between when a subscriber enrolls and the time at which the subscriber selects a participating dentist. The plaintiffs sought to bring the suit as a class action. On December 4, 1997, a class was certified consisting of all participating dentists in the states of Florida, Mississippi, South Carolina, and Tennessee who, since September 1, 1989, have had Participating Dentist Agreements with American Dental Plan, Inc.

     While the Company believes its interpretation and administration of the Participating Dentist Agreements are correct, the Company recently entered into a proposed settlement, which awaits final approval by the Court. The general terms of the settlement provide for a total payment of $1.3 million to be divided among (1) the class members who are no longer with ADP, (2) the class representatives, and
(3) the attorneys for the plaintiff class. Additional costs associated with this settlement will be approximately $0.3 million.

     The settlement also requires that ADP amend its Participating Dental Agreement to provide that it will pay capitation to the dentist when there has been a delay between the time a subscriber initially enrolls in the dental plan and the date they select a dentist, for all subscribers who enroll after January 1, 1999. In addition, ADP has agreed to provide additional notices to subscribers who have not selected a dentist.

     The proposed settlement is subject to the notification of the class members, a fairness hearing and approval by the court.

     Management does not believe there are currently any asserted or unasserted claims that will have a material adverse effect on the financial position of the Company.

INFLATION

     The Company does not believe that its financial performance has been or will be materially affected by inflation.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's actual results could differ materially from its historical results or from any forward-looking statements made or incorporated into this Annual Report. Factors that may cause such differences include: the Company's ability to successfully complete new acquisitions and integrate acquired companies; the Company's ability to successfully expand its business to include the management of dental practices; the Company's ability to attract and retain qualified personnel and management; changes in state insurance laws and related government regulations; increased competition and growth in the dental benefits coverage market, and other unanticipated changes in economic conditions.

     By the end of 1998, the Company expects that its various administrative systems will have the capability to process transactions dated beyond 1999. The costs to complete its efforts to modify or replace such systems are not expected to be material.

RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note 19 in the Company's consolidated financial statements included herein.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company for the fiscal year ended December 31, 1997 set forth on pages F-1 through F-36 herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the captions "Information
Regarding Directors" and "Executive Officers" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on April 30, 1998 is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

     The information appearing under the caption "Executive
Compensation" in the registrant's definitive Proxy statement relating to the Annual Meeting of Stockholders to be held on April 30, 1998 is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

     The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive Proxy statement relating to the Annual Meeting of Stockholders to be held on April 30, 1998 is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a)(1)    Financial Statements

          The response to this Portion of Item 14 is submitted as a separate section of this Annual Report beginning on page S-1.

(a)(2)    Schedules

          The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page S-5.


(a)(3)    Exhibits
          Exhibits 10.8 through 10.27 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

1. The following is a complete list of Exhibits filed or incorporated by reference as part of this Annual Report.

Exhibit No.              Description
3.1          Amended and Restated Certificate of Incorporation (8)
3.2          Amended and Restated By-laws (1)
4.1          Specimen certificate for shares of the Company's Common
             Stock (2)
4.2 Shareholder Rights Agreement, dated as of August 16, 1996, between the Company and State Street Bank and
             Trust Company, as Rights Agent. (7)
4.3          Certificate of Designations, Preferences, and Rights of
             a Series of Preferred Stock of CompDent Corporation
             (11)
10.1 First Amendment to the Credit Agreement among the Company, American Prepaid, the lenders named therein and First Union National Bank of North Carolina, as Agent, dated May 3, 1996 (10)
10.2 Parent Guaranty of the Company in favor of First Union National Bank of North Carolina, dated July 5, 1995 (4)
10.3 Parent Pledge Agreement between the Company and First Union National Bank of North Carolina, dated July 5,
             1995 (4)
10.4 Borrower Pledge Agreement between American Prepaid and First Union National Bank of North Carolina, dated July 5, 1995 (4)
10.6 Amended and Restated Investment and Stockholders' Agreement dated as of April 26, 1995 among the Company, American Prepaid, the Brains, the TA Investors, the Chestnut Investors and the Management Investors (2)
10.8 Employment Agreement dated May 24, 1995 between American Prepaid and David R. Klock (1)
10.9 Employment Agreement dated May 24, 1995 between American Prepaid and Phyllis A. Klock (1)
10.10        Employment Agreement dated May 24, 1995 between
             American Prepaid and Sharon S. Graham (1)
10.10A Employment Agreement dated April 1, 1997 between the Company and Philip Hertik (12)
10.13        Key Executive Insurance Policies for David R. Klock and
             Phyllis A. Klock (3)
10.14        Key Executive Insurance Policy for Sharon S. Graham (1)
10.15 Non-Qualified Stock Option Agreement dated November 1, 1993 between Philip Hertik and the Company (3)
10.16        Non-Qualified Stock Option Agreement dated as of
             November 1, 1993 between Joseph E. Stephenson and the
             Company (3)
10.17 Non-Qualified Stock Option Agreement dated as of September 25, 1995 between Joseph Ciffolillo and the Company (9)
10.18        The Company's 1994 Stock Option and Grant Plan (3)
10.19 Stock Redemption Agreement dated July 29, 1994 between the Company and David R. Klock for 2,500 shares at $5.33 per share (3)
10.20 Amended and Restated CompDent Corporation 401(k) Standardized Profit Sharing Plan effective January 1, 1997 (11)
10.21        Form of Indemnity Agreement between the Company and
             each of its directors (2)
10.22 Employment Agreement dated February 1, 1996 by and between the Company and Bruce A. Mitchell (6)
10.23        The Company's Employee Stock Purchase Plan (9)
10.24*       The Company's Non-Employee Directors Stock Option Plan,
             as amended
10.25 Form of Non-Qualified Stock Option Agreement under the Company's Non-Employee Directors' Stock Option Plan (11)
10.26        The Company's 1997 Stock Option Plan (12)
10.27 Forms of Non-Qualified Stock Option Agreement under the Company's 1994 Stock Option and Grant Plan and 1997 Stock Option Plan (12)
10.27A Forms of Non-Qualified Stock Option Agreement issued in connection with that certain Asset Purchase Agreement dated June 13, 1997 by and among the Company, Dental Health Management, Inc., DentLease, Inc., Workman Management Group, Ltd., Associated Dental Professionals, Ltd., Premier Management Group, Ltd., Supreme Dental Management, Ltd., Elite Management Group, Ltd., Paramount Dental Management, Ltd. and the Stockholders thereof (13)
10.28 Agreement by and between Shenandoah Life Insurance Company and American Prepaid, effective December 27, 1993
             (3)
10.29 Agreement by and between Shenandoah Life Insurance Company and ADP-NC, effective January 20, 1994 (3)

10.30        Agreement by and between Shenandoah Life Insurance
             Company and ADP-GA, effective January 20, 1994 (3)
10.31        Agreement by and between Shenandoah Life Insurance
             Company and ADP, effective January 20, 1994 (3)
10.32        Agreement by and between Shenandoah Life Insurance
             Company and American Dental Plan of Alabama, Inc.,
             effective January 20, 1994 (3)
10.33        Agreement by and between Shenandoah Life Insurance
             Company and American Prepaid Dental Plan of Ohio, Inc.,
             effective January 20, 1994 (3)
10.34        Prepaid Product Marketing/Administration Agreement by
             and between The Centennial Life Insurance Company and
             CompDent Corporation, effective January 1, 1995 (1)
10.35        Indemnity Products Marketing/Administrative Agreement
             by and between the Centennial Life Insurance Company and
             CompDent Corporation, effective January 1, 1995 (1)
10.36        Lease Agreement dated December 22, 1995, by and between
             Mansell Overlook 100, LLC, and CompDent Corporation for
             property located at 100 Mansell Court East, Roswell, GA
             30076
13.1         Annual Report to Stockholders for the fiscal year ended
             December 31, 1997 (11)
18.1*        Letter of Coopers & Lybrand L.L.P.
21.1         Subsidiaries of the Company (11)
23.1*        Consent of Coopers & Lybrand L.L.P.
27.1         Financial Data Schedule
___________

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

(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995 filed with the Securities and Exchange Commission on March 28, 1996 and incorporated herein by reference thereto.

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

(10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996 filed with the Securities and Exchange Commission on August 14, 1996 and incorporated herein by reference thereto.

(11) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the Period ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1997 and incorporated herein by reference thereto.

(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 filed with the Securities and Exchange Commission on July 14, 1997 and incorporated herein by reference thereto.

(13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997 filed with the Securities and Exchange Commission on November 13, 1997 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.

(c)  Exhibits.

     The response to this portion of Item 14 is contained in Item
     14(a)(3) of this report.

(D)  Financial Statement Schedules.

     The response to this portion of Item 14 is submitted as a separate section of this Annual Report begins on page S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPDENT CORPORATION


                                       By:/s/ David R. Klock
                                          David R. Klock
                                          Chairman of the Board and
                                          Chief Executive Officer

Dated: March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                   Title                      Date

/s/ David R. Klock        Chairman of the Board         March 27, 1998
    David R. Klock        and Chief Executive
                          Officer (Principal
                          Executive  Officer)
                          and Director

/s/ Keith J. Yoder        Chief Financial Officer       March 27, 1998
    Keith J. Yoder        And Treasurer (Principal
                          Financial and Accounting
                          Officer)

/s/ Phyllis A. Klock      President and Chief           March 27, 1998
    Phyllis A. Klock      Operating Officer
                          and Director

/s/ Joseph Ciffolillo     Director                      March 27, 1998
    Joseph Ciffolillo


/s/ Philip Hertik         Director                      March 27, 1998
    Philip Hertik


/s/ William G. Jens, Jr.  Director                      March 27, 1998
    William G. Jens, Jr.


/s/ David F. Scott, Jr.   Director                      March 27, 1998
    David F. Scott, Jr.

/s/ Joseph E. Stephenson  Director                      March 27, 1998
    Joseph E. Stephenson

CompDent Corporation and Subsidiaries
Table of Contents

                                                        Pages

Report of Independent Accountants                        F-2

Financial Statements:
   Consolidated Balance Sheets
     December 31, 1997 and 1996                       F-3 - F-4

   Consolidated Statements of Operations
     for the years ended December 31, 1997, 1996
     and 1995                                            F- 5

   Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1997, 1996
     and 1995                                            F-6

   Consolidated Statements of Cash Flows
     for the years ended December 31, 1997, 1996
     and 1995                                          F-7 - F-8

   Notes to Consolidated Financial Statements         F-9 - F-36

Report of Independent Accountants

To the Board of Directors and Stockholders of CompDent Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of CompDent Corporation and subsidiaries (collectively, the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompDent Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, in 1997, the Company changed its method of assessing the recoverability of Excess of Purchase Price over Net Assets Acquired.


                                         COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
February 9, 1998, except as to the information presented in Note 8, for which the date is March 16, 1998

CompDent Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 1997 and 1996
(Dollars in Thousands, Except Share and Per Share Data)

                                                                                      1997                  1996

                                 ASSETS
Current assets:
   Cash and cash equivalents, including reverse repurchase agreements
     of $18,875 (see Note 2)                                                        $ 21,963              $ 26,959
   Premiums receivable from subscribers                                                5,554                 3,121
   Patient accounts receivable, net of allowance for doubtful accounts
     of $1,188 in 1997                                                                 1,668
   Income taxes receivable                                                               175                   247
   Deferred income taxes                                                               5,081                 3,106
   Other current assets                                                                2,842                   650
                                                                                    --------              --------
          Total current assets                                                        37,283                34,083

Restricted funds                                                                       2,321                 2,070
Property and equipment, net of accumulated depreciation                                6,292                 2,977
Excess of purchase price over net assets acquired                                     96,296               135,040
Noncompetition agreements                                                                325                   945
Reinsurance receivable                                                                 5,417                 5,388
Investment in DHDC (see Note 2)                                                        1,500
Deferred income taxes                                                                                        2,026
Other assets                                                                           1,437                 1,638
                                                                                    --------              --------
                                                                                    $150,871              $184,167
                                                                                    ========              ========

CompDent Corporation and Subsidiaries
Consolidated Balance Sheets, Continued
December 31, 1997 and 1996
(Dollars in Thousands, Except Share and Per Share Data)

                                                                                      1997                   1996
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Unearned revenue                                                                 $  9,538              $  9,582
   Accounts payable and accrued expenses                                              14,855                10,956
   Accrued interest payable                                                              109                   390
   Dental claims reserves                                                              1,502                 1,421
   Other current liabilities                                                              63                 1,924
                                                                                    --------              --------
     Total current liabilities                                                        26,067                24,273
                                                                                    --------              --------
   Aggregate reserves for life policies and contracts                                  5,331                 5,338
   Notes payable                                                                      56,595                41,663
   Deferred tax liability                                                              1,887
   Deferred compensation expense                                                         298                   338
   Other liabilities                                                                     417                   372
                                                                                    --------              --------
     Total liabilities                                                                90,595                71,984
                                                                                    --------              --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 2,000,000 shares
     authorized at December 31, 1997 and 1996, none
     issued at December 31, 1997 and 1996
   Common stock, $.01 par value, 50,000,000 shares
     authorized at December 31, 1997 and 1996, 10,112,629
     and 10,066,004 shares issued and outstanding at
     December 31, 1997 and 1996, respectively                                            101                   101
   Additional paid-in capital                                                         97,618                95,820
   Retained (deficit) earnings                                                       (37,443)               16,262
                                                                                    --------              --------

          Total stockholders' equity                                                  60,276               112,183
                                                                                    --------              --------
                                                                                    $150,871              $184,167
                                                                                    ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

CompDent Corporation and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31, 1997, 1996 and 1995
(Dollars in Thousands, Except Share and Per Share Data)

                                                                 1997                 1996             1995

Revenues:
   Subscriber premiums                                       $   143,396         $   135,807       $   104,898
   Affiliated practice revenue                                     7,113
   Other revenue                                                   8,217               5,262             1,763
                                                             -----------         -----------       -----------
     Total revenue                                               158,726             141,069           106,661
                                                             -----------         -----------       -----------
Expenses:
   Dental care providers' fees and claim costs                    81,690              73,431            62,218
   Commissions                                                    13,272              12,184            10,763
   Premium taxes                                                   1,047               1,018             1,392
   General and administrative                                     44,318              30,394            19,435
   Depreciation and amortization                                   5,735               5,153             2,717
   Goodwill impairment (see Note 7)                               58,953
                                                             -----------         -----------       -----------
     Total expenses                                              205,015             122,180            96,525
                                                             -----------         -----------       -----------
     Operating (loss) income                                     (46,289)             18,889            10,136
                                                             -----------         -----------       -----------
Other expense (income):
   Interest income                                                  (725)               (585)             (735)
   Interest expense                                                3,239               1,935             1,970
   Other, net                                                          2                (219)              (68)
                                                             -----------         -----------       -----------
     Total other expense                                           2,516               1,131             1,167
                                                             -----------         -----------       -----------
     (Loss) income before provision for income taxes
        and extraordinary item                                   (48,805)             17,758             8,969
Income tax provision                                               4,900               7,866             3,765
                                                             -----------         -----------       -----------
     (Loss) income before extraordinary item                     (53,705)              9,892             5,204
Extraordinary loss on early extinguishment of debt,
   net of applicable tax benefit of $305 (see Note 9)                                                     (498)
                                                             -----------         -----------       -----------
     Net (loss) income                                       $   (53,705)        $     9,892       $     4,706
                                                             ===========         ===========       ===========
     (Loss) income per common share - basic:
        (Loss) income before extraordinary item              $     (5.32)        $      0.98       $      0.69
        Extraordinary loss                                                                               (0.07)
                                                             -----------         -----------       -----------
     Net (loss) income per common share                      $     (5.32)        $      0.98       $      0.62
                                                             ===========         ===========       ===========

     (Loss) income per common share - diluted:
        (Loss) income before extraordinary item              $     (5.32)        $      0.97       $      0.68
        Extraordinary loss                                                                               (0.07)
                                                             -----------         -----------       -----------
     Net (loss) income per common share                            (5.32)        $      0.97       $      0.61
                                                             ===========         ===========       ===========
     Weighted average common shares outstanding               10,098,323          10,048,513         7,240,600
                                                             ===========         ===========       ===========
     Weighted average common shares outstanding
        with dilutive securities                              10,098,323          10,176,756         7,351,655
                                                             ===========         ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

CompDent Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
(Dollars and Shares in Thousands)

                                                Class A                              Additional  Retained
                                              Common Stock        Common Stock        Paid-In    Earnings
                                            Shares      Value    Shares     Value     Capital    (Deficit)     Total

Balance, December 31, 1994                   1,843      $ 18      2,305      $23      $ 2,277     $ 1,882     $ 4,200
Issuance of Common Stock in initial
   public offering, net of issuance costs                         3,933       40       51,402                  51,442
Conversion of Class A Common Stock
   to Common Stock in connection with
   public offering                          (1,843)      (18)     1,843       18
Issuance of Common Stock in second
   offering, net of issuance costs                                1,935       19       42,028                  42,047
Net income                                                                                          4,706       4,706
Accumulated preferred stock dividend                                                                 (218)       (218)
                                            ------      ----     ------      ---      -------     -------     -------
Balance, December 31, 1995                       0         0     10,016      100       95,707       6,370     102,177
Issuance of Common Stock pursuant
   to option agreements                                              48        1           65                      66
Issuance of Common Stock pursuant
   to employee stock purchase plan                                    2                    48                      48
Net income                                                                                          9,892       9,892
                                            ------      ----     ------      ---      -------     -------     -------
Balance, December 31,1996                        0         0     10,066      101       95,820      16,262     112,183
Issuance of Common Stock pursuant
   to purchase agreement (see Note 4)                                40                 1,141                   1,141
Issuance of Common Stock pursuant
   to option agreements                                               4                    21                      21
Issuance of Common Stock pursuant
   to employee stock purchase plan                                    3                    53                      53
Tax benefit from issuance of Common
   Stock (nonqualified options)                                                           583                     583
Net loss                                                                                          (53,705)    (53,705)
                                            ------      ----     ------      ---      -------     -------     -------
Balance, December 31, 1997                       0      $  0     10,113     $101      $97,618    $(37,443)    $60,276
                                            ======      ====     ======     ====      =======    ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

CompDent Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 1997, 1996 and 1995
(Dollars in Thousands)

                                                                         1997                1996              1995
Cash flows from operating activities:
   Net (loss) income                                                   $(53,705)            $ 9,892          $ 4,706
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
         Depreciation and amortization                                    5,735               5,248            2,855
         Goodwill impairment                                             58,953
         (Gain) loss on sale of assets held for sale                                           (174)              23
         Gain on sale of property and equipment                             (12)                (53)
         Loss on sale or property and equipment                              65
         Bad debt expense                                                   183
         Extraordinary loss on early extinguishment of debt                                                      803
         Deferred income tax expense (benefit)                            2,136               1,526             (255)
         Changes in assets and liabilities:
            Premiums receivable from subscribers                         (2,433)              1,813             (203)
            Patient receivables                                          (1,029)
            Income taxes receivable                                          71                (231)             213
            Other assets                                                 (3,487)                (73)          (1,181)
            Unearned revenue                                                (59)             (1,445)           1,213
            Accounts payable and accrued expenses                          (300)             (3,200)            (424)
            Income taxes payable                                                               (903)             854
            Other liabilities                                            (1,781)             (2,895)            (146)
                                                                       --------             -------          -------
               Net cash provided by operating activities                  4,337               9,505            8,458
                                                                       --------             -------          -------
Cash flows from investing activities:
   Additions to property and equipment                                   (3,985)             (2,394)          (1,076)
   Proceeds from sale of assets held for sale                                                   694            1,323
   Increase in restricted cash                                             (175)               (607)            (106)
   Proceeds from sale of property and equipment                              37                 253
   Cash surrender value of life insurance                                   (28)                 15              (28)
   Purchases of businesses, net of cash acquired                        (20,770)            (62,462)         (31,188)
                                                                       --------             -------          -------
               Net cash used in investing activities                    (24,921)            (64,501)         (31,075)
                                                                       --------             -------          -------
Cash flows from financing activities:
   Repayment of notes payable                                                                                (26,600)
   Borrowings under credit agreement                                     59,456              57,697           25,000
   Repayments under credit agreement                                    (44,525)            (16,034)         (25,000)
   Loan fees paid                                                                              (112)            (240)
   Repayment of subordinated notes                                                                            (7,947)
   Retirement of preferred stock                                                                              (5,377)
   Proceeds from initial public offering, net of issuance costs                                               51,442
   Proceeds from second public offering, net of issuance costs                                                42,047
   Proceeds from exercise of stock options                                   21                  66
   Proceeds from employee stock purchase plan                                53                  48
   Tax benefit realized from exercise of nonqualified stock options         583
   Other                                                                                        (98)
                                                                       --------             -------          -------
               Net cash provided by financing activities                 15,588              41,567           53,325
                                                                       --------             -------          -------
               (Decrease) increase in cash and cash equivalents          (4,996)            (13,429)          30,708
Cash and cash equivalents, beginning of period                           26,959              40,388            9,680
                                                                       --------             -------          -------
Cash and cash equivalents, end of period                               $ 21,963             $26,959          $40,388
                                                                       ========             =======          =======

CompDent Corporation and Subsidiaries
Consolidated Statements of Cash Flows, Continued for the years ended December 31, 1997, 1996 and 1995
(Dollars in Thousands)

                                                                         1997                1996              1995
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                          $  3,349             $ 1,450          $ 1,961
                                                                       ========             =======          =======
     Income taxes                                                      $  1,839             $ 7,474          $ 2,619
                                                                       ========             =======          =======
Non-cash investing and financing activities:
   Stock issued in exchange for business acquired (see Note 4)         $  1,141
                                                                       ========

The accompanying notes are an integral part of these consolidated financial statements.

CompDent Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share and Per Share Data)

1.   Organization and Basis of Presentation

     CompDent Corporation and subsidiaries (collectively, the "Company") operate a system of dental benefit plans in more than 23 states. The Company's primary source of revenue is managed dental care plans offered either separately or together with a traditional indemnity insurance plan, underwritten by a third party, under a "dual-choice" plan. The Company markets its plans primarily through independent agents to private and governmental employers. Dental services are provided through a network of selected independent dentists who are responsible for each member's individual dental care. The Company also manages dental practices which provide general dentistry services. The Company currently conducts business principally in Florida, Georgia, Kentucky, Texas, Illinois, Indiana, and Ohio. For the years ended December 31, 1997, 1996, and 1995, Florida operations accounted for approximately 34%, 35%, and 42%, respectively, of the Company's revenues.

     During 1997, the Company, through its subsidiary Dental Health Management, Inc. (DHMI), acquired and began managing dental practices which provide general dentistry services. Collectively, 29 dental offices located in Illinois, Florida, Tennessee, and Indiana were acquired during the year and are now being managed by DHMI.

2.   Significant Accounting Policies

     Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, American Prepaid Professional Services, Inc. ("American Prepaid"), and through American Prepaid, the following wholly owned subsidiaries: American Dental Plan, Inc. (a Florida corporation), American Dental Plan of Georgia, Inc., American Prepaid Dental Plan of Ohio, Inc., American Dental Plan of Alabama, Inc., American Dental Plan, Inc. (a North Carolina corporation), American Dental Plan of North Carolina, Inc., DentiCare, Inc. ("DentiCare"), UniLife Insurance Company ("UniLife"), CompDent Corporation and its wholly owned subsidiaries, Texas Dental Plans, Inc., National Dental Plans, Inc., Dental Plans International, Inc., Dental Provider Resources, Inc., Dental Care Plus Management Corp. and its wholly owned subsidiary, CompDent of Illinois, Inc. (formerly I.H.C.S., Inc.), Diamond Dental of Arkansas, Inc., American Dental Providers of Arkansas, Inc., DentLease, Inc., and DHMI. All significant intercompany balances and transactions have been eliminated in consolidation.

     Subscriber Premiums - Managed care subscriber premiums revenue is recognized as earned over the related contract period. The unexpired portion of such revenue collected is reported as unearned revenue in the consolidated balance sheets. Indemnity dental and life premiums are recognized as earned on a pro rata basis over the risk coverage periods. Reserves are provided for the portion of premiums written for dental and life insurance which relate to the unexpired coverage period.

     Affiliated Practice Revenue - Affiliated or dental practice revenue is recognized as services are provided and includes fee-for-service revenue as well as revenue from contracts with capitated managed dental care plans for general dentistry services. Revenue is reported at estimated realizable amounts from third-party payors and patients for services rendered, net of contractual and other adjustments. Also included in affiliated practice revenue are contracted management fees for administrative services provided to Dental Health Development Corporation (DHDC) by DHMI.

     Other Revenue - Other revenue consists of the following:

                                         1997      1996      1995
     Indemnity income                   $1,839    $1,558    $  747
     HCS management fee (see Note 12)    3,103     1,749
     Administrative services and other   3,275     1,955     1,016

                                        ------    ------    ------
          Total                         $8,217    $5,262    $1,763
                                        ======    ======    ======

     Dental Care Providers' Fees and Claim Costs - The Company contracts with various independent dentists to provide services to covered enrollees. Most dentists participating in the managed dental care plan are compensated by the Company on a capitation basis. Indemnity dental and life, and specialty dental benefits are charged to expense in the period that the claims are incurred.

     Advertising Costs - Costs of advertising are expensed when incurred.

     Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Concentrations of Credit Risk - The Company collects the majority of its revenue before services are provided. However, in instances where this does not occur, the Company extends credit without requiring collateral. Management believes exposure to losses on receivables is minimal due to the nature of this business and the fact that the financial condition of the Company's groups is monitored closely. Also, the dental offices grant credit without collateral to their patients, most of whom are local residents and are insured under third-party payor agreements. The Company does not believe these receivables represent any significant concentrated credit risk.

     During 1997, the Company invested excess funds in reverse repurchase agreements for U.S. government securities. At December 31, 1997, the Company had purchased $18,875 of U.S. government securities under agreements to resell them on a specified date. Generally, the maturity date of the Company's reverse repurchase agreements is within five business days of the purchase. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's principal bank from which it purchases the securities. In the event of a bank failure, there could be a delay in selling the securities; however, the Company evaluates the stability of the financial institution with which it enters into agreements. The carrying value of the agreements approximates fair market value because of the short maturity of the investments, and the Company believes that it is not exposed to any significant risk of loss on its investments in reverse repurchase agreements and has never recognized a loss on such transactions. Exclusive of the reverse repurchase agreements, the Company's cash and restricted funds in financial institutions exceeded the federally insured deposit limits by $3,992 and $27,336 at December 31, 1997 and 1996, respectively.

     Patient Accounts Receivable - Current operations are charged with a provision for uncollectible accounts based upon circumstances which affect the collectibility of receivables. Accounts deemed uncollectible are charged against the allowance. Accounts receivable are also reported net of contractual adjustments which represent the difference between established billing rates and estimated reimbursement from patients and other third-party payors.

     Property and Equipment - Property and equipment is carried at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of two to five years of the related assets. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement, or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in income.

     Intangible Assets - Deferred financing costs are amortized as an increase to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements (see Note 8). Accumulated amortization at December 31, 1997 and 1996, was $241 and $130, respectively.

     Noncompetition agreements are amortized on a straight-line basis over the terms of the related agreements. Accumulated amortization at December 31, 1997 and 1996, was $2,765 and $2,135, respectively.

     The excess of purchase price over net assets acquired (goodwill) is being amortized on a straight-line basis over 40 years. The Company periodically assesses the recoverability and the amortization period of the goodwill by determining whether the amount can be recovered through a projection of future discounted cash flows of the business acquired. Prior to 1997, cash flows were undiscounted. At December 31, 1997, the Company adopted a change in accounting for assessing the recoverability of excess cost by discounting projected future cash flows of the Company's acquired entities (see Note 7).

     In connection with the allocation of purchase price to intangible assets generated from the dental practice group acquisitions (see
     Note 4), the Company analyzed the nature of each dental group practice with which a Management Agreement was entered into, including the number of dentists in each dental practice group, number of dental offices and ability to recruit additional dentists, the dental group practice's relative market position, the length of time each dental group practice has been in existence, and the term and enforceability of the Management Agreement. The Management Agreements are for a term of 40 years and cannot be terminated by the relevant P.C. without consent of the Company or without cause, consisting primarily of bankruptcy, material default, or failure to perform under the terms of the Agreement by the Company.

     The Company believes that there is no material value allocable to the employment and noncompete agreements entered into between the P.C.s and the individual dentists, since the primary economic beneficiaries of these agreements are the P.C.s, which are entities that the Company does not legally control. The Company believes that the dental group practices operated by the P.C.s with which it has Management Agreements are long-lived entities with an indeterminable life and that the dentists, customer demographics and various contracts will be continuously replaced. The amounts allocated to the Management Agreements are being amortized on a straight-line method over 40 years.

     Investment in DHDC - During 1997, the Company invested $1,500 in exchange for a 19% ownership interest in DHDC. DHDC is a dental management company specializing in developing and managing start-up dental practices. The Company has an option to purchase the remaining equity at specified dates; however, there is no obligation to buy it.

     The Company does not have the ability to exert significant influence over the operations of DHDC and, therefore, carries its investment in it at cost.

     Income Taxes - Under Statement of Financial Accounting Standards
     (SFAS) No. 109, deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

     The Company and its subsidiaries file a consolidated U.S. federal income tax return. Subsidiaries are allocated a tax provision as if each subsidiary filed separate income tax returns.

     Dental Claims Reserves - The Company's financial position includes liabilities associated with indemnity and specialty insurance coverage. Dental claims reserves include provisions for reported claims and claims incurred but not reported based upon analyses of historical claim development patterns. Estimates and assumptions with respect to the Company's dental claims reserves are required in accordance with generally accepted accounting principles. Actual results could differ from these estimates. Changes in these estimates are reflected in the results of operations in the period in which such changes occur.

     Aggregate Reserve for Policies and Contracts - The Company's financial position includes liabilities associated with indemnity insurance coverage. Liabilities for future life policy benefits are computed by the net level premium method based upon estimated future investment yield, mortality and withdrawal assumptions, commensurate with the Company's experience. Assumed mortality is based on various industry published tables, modified as appropriate for the Company's actual experience.

     Fair Value of Financial Instruments - The carrying amount of the Company's cash and cash equivalents and restricted funds approximate fair value because of the short maturity of these instruments. The fair value of the Company's notes payable approximates its carrying amount because the interest rate associated with the debt is variable. The investment in DHDC is carried at cost as the Company does not maintain control or significant ownership. The Company's cost approximates the estimated fair value as of December 31, 1997.

     Long-Lived Assets - In accordance with SFAS No. 121, the Company periodically reviews long-lived assets and certain identifiable intangibles for impairment noting events or changes that indicate the carrying amount may not be recoverable.

     Stock-Based Compensation - The Company applies the accounting provisions of Accounting Principles Board (APB) Opinion No. 25 to its stock-based employee compensation arrangements and the disclosure provisions of SFAS No. 123.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Earnings Per Share - In 1997, the Company adopted the provisions of SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. Earnings per share are computed by deducting preferred stock dividends ($218 for the year ended December 31, 1995) from income before extraordinary items and cumulative accounting changes. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The number of common stock equivalents is determined using the treasury stock method. Options have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options.

     Reclassifications - Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

3.   Regulatory Requirements and Restricted Funds

     The Company has set aside certificates of deposit bearing interest at variable rates as required by various state statutes. Additionally, the subsidiaries of American Prepaid are required to maintain certain levels of regulatory capital for statutory reporting. At December 31, 1997 and 1996, the various subsidiaries were required to cumulatively maintain approximately $3,927 and $3,663, respectively, in capital and surplus. Accordingly, the subsidiaries may be limited in their ability to pay dividends to American Prepaid, and it in turn to the Company.

4.   Business Combinations

     Effective January 8, 1996, the Company completed the acquisition of Texas Dental Plans, Inc., a Texas-based referral fee-for-service dental company, and affiliated entities ("Texas Dental"), for an aggregate cash purchase price of approximately $23,000. The acquisition was funded with net proceeds remaining from the Company's second stock offering. The Texas Dental acquisition was accounted for using the purchase method of accounting, with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess of purchase price over net assets acquired of $26,000 which is being amortized over 40 years.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

     Fair value of assets acquired, including goodwill        $27,239
     Cash paid for assets acquired, net of cash acquired      (23,132)
     Acquisition costs paid                                      (540)
                                                              -------
     Liabilities assumed                                      $ 3,567
                                                              =======

     Effective May 8, 1996, the Company acquired all of the outstanding capital stock and options of Dental Care Plus Management, Corp. ("Dental Care"). The aggregate purchase price for Dental Care and its wholly owned subsidiary, CompDent of Illinois, Inc. was $38,000, of which the Company paid approximately $27,000 in cash and assumed approximately $11,000 in accrued liabilities. Dental Care and its subsidiary, CompDent of Illinois, are based in Chicago, Illinois, and provide managed dental care services through a network of dental care providers. Dental Care also acts as a third party administrator and provides management services to Health Care Systems, Inc. (HCS), a non-profit dental company. The Company financed the purchase of Dental Care as well as satisfaction of the assumed liabilities by drawing down the Company's revolving line of credit. The acquisition of Dental Care was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of purchase price over net assets acquired of $39,700 which is being amortized over 40 years. During the third quarter of 1996, the Company finalized its allocation of the purchase price of Dental Care which resulted in an increase to excess of purchase price over net assets acquired of $1,500 to $41,200.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

     Fair value of assets acquired, including goodwill        $46,770
     Cash paid for assets acquired, net of cash acquired      (26,836)
     Acquisition costs paid                                      (843)
                                                              -------
     Liabilities assumed                                      $19,091
                                                              =======

     Effective March 21, 1997, the Company completed the acquisition of American Dental Providers, Inc. ("AMDP"), and Diamond Dental & Vision, Inc. ("DDV"). The aggregate purchase price of $1,700 consisted of $500 in cash and $1,200 of Company common stock issued at fair market value. AMDP provides managed dental care services through a network of dental care providers, and DDV provides a vision plan and referral fee-for-service dental plan to the Arkansas market. The Company funded the cash portion of the purchase with cash available from operations. The acquisition of AMDP and DDV was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $2,900 which will be amortized over 40 years. During the second quarter of 1997, the Company revised its allocation of the purchase price of AMDP and DDV which resulted in a decrease to the excess of purchase price over net assets acquired of $500 to $2,400.

     The following is a summary of assets acquired, liabilities assumed and consideration paid in connection with the acquisition:

     Fair value of assets acquired, including goodwill         $2,652
     Cash paid and fair value of stock issued for assets
        acquired, net of cash acquired                         (1,614)
     Acquisition costs paid                                      (416)
                                                               ------
     Liabilities assumed                                       $  622
                                                               ======

     During the fourth quarter of 1997, the Company assessed the recoverability of goodwill, concluding that certain goodwill generated from the acquisitions of Dental Care, AMDP, and DDV was impaired (see Note 7).

     Effective July 2, 1997, the Company completed the acquisition of twenty-one dental facilities from The Workman Management Group, LTD ("Workman"). The dental facilities are located in central and southern Illinois. The purchase price consisted of $15,500 in cash, and funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices which are operating in the dental facilities. The acquisition of Workman was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $15,200 which will be amortized over 40 years. During the fourth quarter of 1997, the Company revised its allocation of the purchase price of Workman which resulted in an increase to the excess of purchase price over net assets acquired of $1,780 to $16,980.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

     Fair value of assets acquired, including goodwill        $18,040
     Cash paid for assets acquired, net of cash acquired      (15,340)
     Acquisition costs paid                                      (990)
                                                              -------
     Liabilities assumed                                      $ 1,710
                                                              =======

     During the third and fourth quarters of 1997, the Company completed the acquisition of several dental facilities from three additional dental groups. Effective July 2, 1997, the Company completed the acquisition of one dental facility located in southern Florida from the Old Cutler Dental Associates, P.A. ("Old Cutler"). Effective September 26, 1997, the Company completed the acquisition of one dental facility located in central Tennessee from Robert T. Winfree, D.D.S., P.C. ("Winfree"). Effective November 7, 1997, the Company completed the acquisition of Stratman Management Group ("Stratman") and its six dental facilities located in Indiana. The purchase price of these facilities consisted of $4,957 in cash less discharge of liabilities related to the purchased assets. Funding for the acquisitions was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisitions, the Company entered into 40-year agreements to manage the dental practices which are operating in the dental facilities. Each acquisition was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisitions resulted in excess of cost over fair value of net assets acquired of $5,490 which will be amortized over 40 years. During the fourth quarter of 1997, the Company revised its allocation of the purchase prices for Old Cutler, Winfree, and Stratman which resulted in an increase to the excess of purchase price over net assets acquired of $38 to $5,528.

     The following is a summary of assets acquired, liabilities assumed and consideration paid in connection with the acquisitions:

     Fair value of assets acquired, including goodwill         $6,055
     Cash paid for assets acquired, net of cash acquired       (4,957)
     Acquisition costs paid                                      (227)
                                                               ------
     Liabilities assumed                                       $  871
                                                               ======

     Unaudited pro forma results of operations of the Company for the years ended December 31, 1997 and 1996 are included below. Such pro forma presentation has been prepared assuming that the Dental Care, AMDP, DDV, Workman, Old Cutler, Winfree, and Stratman acquisitions had occurred as of January 1, 1997 and January 1, 1996.

                                                1997         1996

     Revenues                                 $163,900     $170,313
                                              ========     ========
     Net (loss) income                        $(54,460)    $  6,177
                                              ========     ========
        Net (loss) income per common share    $  (5.38)    $    .60
                                              ========     ========

     The unaudited pro forma results include the historical accounts of the Company, and historical accounts of the acquired businesses and pro forma adjustments including the amortization of the excess purchase price over the fair value of the net assets acquired, the increase in depreciation expense related to acquired property and equipment, the increase in interest expense related to the incurral of debt to fund the acquisitions, the reduction of revenues for an intercompany management fee charged by Dental Care to its subsidiary, CompDent of Illinois, the elimination of consulting costs incurred by Dental Care under various contractual arrangements with related entities of Dental Care which were terminated upon the Company's purchase of Dental Care, and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior periods.

5.   Property and Equipment

     Property and equipment is comprised of the following as of December 31, 1997 and 1996:

                                                    1997       1996

     Office furniture and equipment                $2,003     $1,836
     Data processing equipment and software         4,431      3,085
     Leasehold improvements                         2,245      1,278
     Dental equipment                               1,125
                                                   ------     ------
                                                    9,804      6,199
     Less: accumulated amortization and
        depreciation                               (3,512)    (3,222)
                                                   ------     ------
     Property and equipment, net                   $6,292     $2,977
                                                   ======     ======

     Depreciation expense was $1,275, $1,350, and $719, for the years ended December 31, 1997, 1996, and 1995, respectively.
     Accumulated depreciation on assets held for leasing at December 31, 1997 approximated $321.

6.   Income Taxes

     Income tax expense includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

     Income tax expense consists of the following:

                                           1997       1996      1995
     Current payable:
          Federal                        $ 5,494    $ 5,286   $ 3,427
          State                              900      1,054       593
                                         -------    -------   -------
                                           6,394      6,340     4,020
                                         -------    -------   -------
     Deferred:
          Federal                         (1,284)     1,386      (217)
          State                             (210)       140       (38)
                                         -------    -------   -------
                                          (1,494)     1,526      (255)
                                         -------    -------   -------
                                         $ 4,900    $ 7,866   $ 3,765
                                         =======    =======   =======

     The differences between actual income tax (benefit) expense and income tax (benefit) expense computed using the federal statutory income tax rate were as follows:

                                                       1997        1996       1995
     Computed "expected" tax (benefit) expense      $(17,082)     $6,215     $3,049
     Nondeductible goodwill amortization              21,870       1,106        477
     Tax-exempt interest                                 (57)        (73)       (89)
     State income taxes, net of federal benefit          419         825        357
     (Decrease) increase in valuation allowance         (188)       (131)        88
     Other, net                                          (62)        (76)      (117)
                                                    --------      ------     ------
     Income tax expense                             $  4,900      $7,866     $3,765
                                                    ========      ======     ======

     Components of deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                                   1997       1996
     Deferred tax assets:
          Unearned revenue                                        $  447     $  215
          Investment in affiliate                                     33         36
          Property and equipment, net                                469        288
          Accrued liabilities                                      4,739      3,503
          Net operating loss carryforwards                         1,625      5,065
          Capital loss carryforward                                  158        204
                                                                  ------     ------
     Total deferred tax asset                                      7,471      9,311
     Valuation allowance                                          (1,301)      (974)
                                                                  ------     ------
     Net deferred tax asset                                        6,170      8,337
                                                                  ------     ------

     Deferred tax liabilities:
          Reserves                                                 2,752      3,205
          Deductible goodwill                                        224
                                                                  ------     ------
     Total deferred tax liability                                  2,976      3,205
                                                                  ------     ------
     Total net deferred tax asset                                 $3,194     $5,132
                                                                  ======     ======

     From December 31, 1996 to December 31, 1997, the valuation allowance increased by $327 as a result of valuation allowances recorded in purchase accounting of $515 offset by a reduction of $188 due to the utilization of certain net operating and capital loss carryforwards associated with UniLife.

     SFAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards and capital loss carryforwards related to certain acquired companies due to uncertainty surrounding their utilization prior to expiration. For similar reasons the Company has established a valuation allowance for certain state operating loss carryforwards generated at the holding company level.

     To the extent that certain of the preacquisition loss carryforwards are utilized in the future and the associated valuation allowance reduced, the tax benefit thereof will be allocated to reduce excess of purchase price over net assets acquired. At December 31, 1997, the portion of the valuation allowance, if utilized, that would reduce excess of purchase price over net assets acquired is approximately $515.

     At December 31, 1997, certain subsidiaries have federal and state net operating loss carryforwards expiring as follows:

     Year of Expiration                          Federal       State
     1998                                                     $    76
     2000                                                          72
     2001                                                          21
     2002                                        $  801
     2003                                           706
     2007                                                         564
     2008                                                         903
     2009                                            66           236
     2010                                                       1,271
     2011                                           324        11,519
     2012                                           479         1,773
                                                 ------       -------
                                                 $2,376       $16,435
                                                 =======      =======

     Currently, the 1996 consolidated tax return is under examination by the Internal Revenue Service. The Company does not anticipate any material adjustments as a result of the examination.

7.   Accounting for Purchase Price Over Net Assets Acquired (Goodwill)

     The Company's accounting policy is to amortize goodwill on a straight-line basis over a 40-year period. Historically, the Company periodically assessed the recoverability of its goodwill through undiscounted cash flows, excluding interest expense and amortization, over the remaining life of such goodwill.

     During the fourth quarter of 1997, management evaluated goodwill impairment pursuant to their existing policy. The evaluation indicated no impairment which is contrary to events occurring in the fourth quarter, primarily a reevaluation of growth rates and an inability to expand dental panel of certain acquired companies to anticipated levels. The industry and, specifically the Company, has not exhibited the growth rates or sustained stock price levels consistent with historical purchase assumptions resulting in impaired goodwill.

     Consistently applying the historical policy would not result in the recognition of impairment; therefore, management concluded that the Company's accounting policy with respect to the recoverability of goodwill should be changed to discount projections of future cash flows using an economic rate of return that would be customary for evaluating the present value of future cash flows in connection with current dental benefit company transactions. As a result of this accounting change, the goodwill attributable to the acquisition of CompDent Corporation was reduced from $32,080 to $13,869. Additionally, the goodwill attributable to the acquisition of Dental Care Plus Management, Corp. was reduced from $39,052 to $8,818, DentiCare, Inc.

     from $14,433 to $6,010 and American Dental Providers, Inc. and Diamond Dental & Vision, Inc. from $2,085 to $0, or a total reduction of $58,953.

     The Company tested the recoverability of the remaining goodwill of $67,599 relating to the American Prepaid Professional Services, Texas Dental Plans, Inc. acquisitions and various dental facilities acquired by Dental Health Management, Inc., and based on the above methodology utilized, management concluded that such goodwill appeared to be fully recoverable.

     Because such a change in accounting was determined to be inseparable from a change in an estimate, such reduction was reflected as a charge to operating earnings, as opposed to being reflected as the cumulative effect of a change in an accounting principle.

8.   Long-Term Debt

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                                  1997      1996

     Notes payable pursuant to a $65,000
     reducing revolving line of credit
     agreement with banks (interest
     accrues at prime plus up to 1/4% or
     LIBOR plus up to 1-3/4%, with the margin
     over prime and LIBOR decreasing as the
     ratio of consolidated debt to EBITDA
     (as defined) decreases; American
     Prepaid's borrowing rate at
     December 31, 1997 was 7.1%)                $ 56,595   $41,663
                                                ========   =======

     American Prepaid has a reducing revolving $65,000 line of credit (the "Credit Facility") from a combination of lenders, as amended by the First Amendment which increased the line of credit from $35,000. American Prepaid pays a commitment fee of 0.375% per annum on any unused portion of the Credit Facility.

     The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits American Prepaid from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments without the lender's approval, and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's and American Prepaid's direct and indirect subsidiaries.

     At December 31, 1997, the Company was in technical violation of three of the financial ratios primarily as a result of the goodwill impairment (see Note 7) and one-time and unusual charges recorded in the fourth quarter. These charges included $2,000 to terminate an exclusive indemnity relationship, $2,000 to reserve for a surplus note, $1,400 to reserve for incurred practice management startup costs, $1,600 for litigation settlement costs, and $2,400 of other costs. The Company has received a waiver with respect to such covenants from its lenders.

     As of March 16, 1998, the Credit Facility has been amended by the Second Amendment which reduces the minimum net worth requirement for future periods and modifies the scheduled reductions in the aggregate commitment. Prior to the Second Amendment, the Credit Facility required a 33% reduction in available borrowings for each year ending December 31, 2000, 1999, and 1998. The Credit Facility, as amended, reduces the available borrowings to $32,500 at December 31, 1999 with the remaining balance due on December 31, 2000.

     Aggregate maturities as set forth in the Second Amendment are as follows:

     Year Ending December 31:
     1999                                                $24,095
     2000                                                 32,500
                                                         -------
                                                         $56,595
                                                         =======

9.   Stock Offerings

     In anticipation of an initial public offering (IPO), the Company's Board of Directors, effective March 31, 1995, increased the number of shares authorized to 7,380,000 and effected a 1.8-for-1 stock split, effective in the form of a dividend. All references to the number of Company shares authorized, issued and outstanding have been adjusted to reflect the stock split on a retroactive basis.

     On May 24, 1995, the Company's IPO of 3,420,000 shares of common stock at an offering price of $14.50 per share was declared effective by the Securities and Exchange Commission. On June 1, 1995, the Company completed the IPO, issued the common stock and received net proceeds (after deducting issuance costs) of $44,527. On June 1, 1995, the Company sold an additional 513,000 shares of common stock at the initial offering price of $14.50 per share pursuant to the exercise of the overallotment option granted to the underwriters in the IPO. Net proceeds of $6,915 (after deducting issuance costs) were received by the Company.

     In accordance with the terms of the Class A common stock, upon consummation of the IPO, each outstanding share of Class A common stock converted to an outstanding share of common stock. In addition, all options to purchase Class A common stock converted to options to purchase common stock. All references to Class A common stock, where appropriate, have been changed to reflect the conversion to common stock.

     In accordance with the terms of the then existing 10% cumulative redeemable preferred stock and the 10% subordinated notes, the Company used approximately $5,400 and $7,900 of the net proceeds of the IPO to redeem the preferred stock and accumulated dividends thereon and the subordinated notes and accrued interest thereon, respectively. During the year ended December 31, 1995 the Company accumulated $218 in dividends through a charge to retained earnings and a credit to the carrying value of the preferred shares. In addition, the Company used approximately $26,600 of the net proceeds of the IPO to repay both of the then existing term loans payable to the bank.

     The repayment of the term loans in the second quarter resulted in a pretax extraordinary loss (due to the write-off of unamortized loan fees) on early extinguishment of debt of $498, net of a tax benefit of $305.

     On April 18, 1995, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 18,000,000 and to authorize the issuance of 2,000,000 shares of preferred stock, par value $0.01 per share, with such rights and preferences as the Board of Directors may establish from time to time. The stockholders then approved the elimination of the 10% cumulative preferred stock and the Class A common stock. Upon completion of the IPO and after the redemption of the preferred stock and the conversion of the Class A common stock to common stock, the Company filed certificates with the State of Delaware prohibiting the issuance of either form of stock.

     On August 22, 1995, a second stock offering of 3,400,000 shares of the Company's common stock at an offering price of $23.25 per share was declared effective by the Securities and Exchange Commission. Of the 3,400,000 shares offered, 1,500,000 were sold by the Company and 1,900,000 shares were sold by selling stockholders. The Company also sold 435,000 of the 510,000 underwriter over-allotment shares. On August 25, 1995, the Company completed the second stock offering, issued 1,935,000 shares of common stock and received net proceeds (after deducting issuance costs) of $42,047. $25,000 in proceeds from the second stock offering were used to repay outstanding indebtedness under the Company's revolving credit facility.

     On April 29, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 18,000,000 to 50,000,000.

10.  Stock Options

     Under the 1994 Stock Option and Grant Plan (the "1994 Plan"), the Company may issue to officers, employees, consultants, and other key persons options to purchase up to 360,000 shares of the Company's common stock. The Option Committee may specify periods which options may be exercised following retirement or termination of employment.

     During 1997, the Company established the 1997 Stock Option Plan (the "1997 Plan") whereby the Company may issue to officers, employees, directors, consultants, advisors, and other key persons options to purchase up to 500,000 shares of the Company's common stock. Unless specified by the Option Committee, options are automatically terminated upon termination of employment. The 1997 Plan is subject to shareholder approval. A proxy vote is scheduled for the annual shareholder's meeting in April 30, 1998.

     The 1994 and 1997 Plans allow for incentive and nonqualified stock options. Options granted are at an exercise price which is determined by the Option Committee of the Board of Directors. The exercise price of the incentive stock options shall not be less than fair market value of the stock on the date of grant. Options are exercisable in installments as designated by the Option Committee. Options granted under the plans shall expire no later than ten years after date of grant.

     During 1996, the Company established the Non-Employee Director's Stock Option Plan (the "Director's Plan") whereby the Company may issue to directors nonqualified options to purchase up to 100,000 shares of the Company's common stock. Options granted are at an exercise price which is determined by the Option Committee of the Board of Directors. The exercise price of the incentive stock options shall not be less than fair market value of the stock on the date of grant. Options vest ratably over a four-year period. Options granted under the plan shall expire no later than ten years after date of grant.

     During 1997, the Company granted 268,000 nonqualified stock options outside of the 1994, 1997, and Director's Plans. In addition, there were 50,000 stock options outstanding that were issued in 1996 and are not part of any plan. In connection with the Workman acquisition (see Note 4), 70,000 options were granted and expire at the end of five years. The Company also granted 198,000 stock options to new employees. Options vest in installments as designated by the Option Committee and expire no later than ten years after date of the grant.

     Prior to the adoption of the Director's Plan, the Company had granted options to certain of its directors to purchase 72,000 shares of common stock at $.49 per share. These options vest 25% per year and, unless exercised, expire at the end of six years. A total of 36,000, 18,000, and 36,000 of these options were exercisable at December 31, 1997, 1996, and 1995, respectively. During 1997, no options were exercised.

     On April 30, 1997, the 1996 Stock Option Plan (the "1996 Plan") was defeated by a proxy vote of the shareholders, thus rescinding the 320,000 stock options that had been granted during 1996. The following tables have been restated to reflect this transaction.

     Pertinent information regarding the Plans are as follows:

                                                                                  Weighted
                                                     Number           Range of     Average
                                                       of             Exercise    Exercise     Vesting
                                                     Options           Prices       Price     Provisions

Options outstanding, December 31, 1994               127,800        $.49 - 5.89     $ 2.31     25%/year
Options granted                                      112,400       14.50 - 29.00     24.82     25%/year
Options canceled                                     (28,800)       5.89 - 14.50     10.20
                                                   ---------
Options outstanding, December 31, 1995               211,400         .49 - 29.00     13.21     25%/year
Options granted                                      187,000        29.25 - 42.75    34.29     25%/year
Options granted                                      140,000           29.25         29.75     immediate
Options canceled                                     (36,700)        2.96 - 29.75    23.97
Options exercised                                    (47,700)         .49 - 5.89      1.37
                                                   ---------
Options outstanding, December 31, 1996               454,000          .49 - 42.75    27.62
Options granted                                      457,000        16.34 - 30.25    22.13     25%/year
Options granted                                      200,000        16.12 - 30.25    18.36     immediate
Options canceled                                     (24,500)       29.00 - 39.50    32.55
Options exercised                                     (3,500)            .49          0.49
                                                   ---------
Options outstanding, December 31, 1997             1,083,000         $.49 - 42.75   $23.56
                                                   =========

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                  Options Outstanding                  Options Exercisable
                                       Weighted
                        Number          Average       Weighted                      Weighted
                         Out-          Remaining       Average        Number        Average
  Range of             standing       Contractual      Exercise     Exercisable     Exercise
  Exercise             12/31/97       Life (Years)      Price        12/31/97         Price
 $.49 - 5.89             55,000           6.27          $ 1.88         48,250         $ 1.45
$14.50 - 20.50          492,000           9.55           18.86        199,000          17.59
$23.22 - 30.25          408,000           8.91           28.01        182,750          29.69
$36.25 - 42.75          128,000           8.28           36.71         32,000          36.71
                      ---------           ----          ------        -------         ------
   Total              1,083,000           9.04          $23.56        462,000         $22.01
                      =========           ====          ======        =======         ======

     The options above were issued at exercise prices which approximate fair market value at the date of grant. At December 31, 1997, 215,800 shares are available for grant under the various plans.

     At December 31, 1997 and 1996, the Company has stock options outstanding under three stock-based compensation plans and other agreements which are described above. The

     Company also has an Employee Stock Purchase Plan which allows employees to purchase common stock at certain times during the year. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized for its fixed stock options or stock purchase plan with the exception of the Workman options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        1997              1996           1995
     Net (loss) income - as reported                 $(53,705)           $9,892         $4,706
     Net (loss) income - pro forma                   $(55,162)           $8,611         $4,654

     Earnings per share (basic) - as reported        $  (5.32)           $ 0.98         $ 0.62
     Earnings per share (basic) - pro forma          $  (5.46)           $ 0.86         $ 0.61

     Earnings per share (diluted) - as reported      $  (5.32)           $ 0.97         $ 0.61
     Earnings per share (diluted) - pro forma        $  (5.46)           $ 0.86         $ 0.61

     The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year.

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                        1997      1996      1995
     Dividend yield                        0%        0%        0%
     Expected life (years)               3.4       4.2       5.0
     Expected volatility                56.2%    41.45%    41.45%
     Risk-free interest rate            6.04%     5.80%     6.05%

     The Company has a stock redemption agreement with its Chairman under which the Company may, contingent upon a certain former member of management exercising options, redeem up to 4,500 shares of common stock issued to the Chairman at a redemption price of $2.96. The agreement is in effect until all shares are redeemed or the certain former member of management's options are no longer exercisable.

11.  Employee Benefit Plan

     The Company maintains a 401(k) profit sharing plan for all full-time employees who have completed six months of service. The plan allows employees to defer from 1% to 20% of their earnings on a pretax basis through contributions to the plan. Employer matching contributions are based upon a fixed percentage of voluntary employee contributions. Employer profit sharing contributions are based upon a fixed percentage of qualifying plan participants' annual compensation. Both employer matching and profit sharing contribution levels are discretionary and are determined by the Company and approved by the Board of Directors on an annual basis. Employees are always 100% vested in their contributions and become fully vested in employer contributions after five years of service. On December 1, 1997, a 401(k) plan was created for employees of DHMI. The Company also maintains the 401(k) plans of the companies that it acquires until such time as they are merged into the Company's existing plan. At December 31, 1997, the Company had terminated the plans relating to the Texas Dental acquisition and rolled participants into the Company's plan, and merged the plan relating to the Dental Care acquisition. At December 31, 1997, former employees of AMDP and DDV were eligible to participate in the Company's plan. The Company contributed a total of $91, $203 and $82 to all of the plans during 1997, 1996, and 1995, respectively.

12.  Related Party Transactions

     In 1997, DHMI and DHDC entered into a contractual management agreement by which DHDC pays a monthly fee to DHMI for accounting and information system services as well as general and administrative expenses. Management fees recognized for the year ended December 31, 1997 were $1,854. At December 31, 1997, approximately $605 was due from DHDC.

     During 1997, DentLease acquired and held various operating lease agreements for office space and equipment relating to DHMI and DHDC acquisitions and operations (see Note 13). Collective future rentals on existing leases with DHDC as of December 31, 1997 are as follows:

     Year Ending December 31:
     1998                                                $  258
     1999                                                   258
     2000                                                   258
     2001                                                   258
     2002                                                   258
     Thereafter                                             179
                                                         ------
                                                         $1,469
                                                         ======

     As part of the Dental Care purchase, the Company assumed an agreement whereby Dental Care provides marketing, processing, and other administrative services to HCS, a non-profit dental company. The management fee may be waived if HCS will have a net loss after recognition of the fee and cannot exceed 30% of net premiums, as defined in the agreement. The management fee for the years ended December 31, 1997 and 1996 were $3,103 and $1,749, respectively. At December 31, 1997, approximately $146 was due from HCS. At December 31, 1996, approximately $1,100 was due to HCS.

     The Company has an agreement with a former stockholder of American Prepaid who is also a current stockholder of the Company that provides for such stockholder to receive certain future payments for a ten-year period upon retirement. The stockholder retired in 1993 and commenced receiving payments upon retirement. Amounts accrued for such future payments were $288 and $329 as of December 31, 1997 and 1996, respectively. Deferred compensation expense recognized pursuant to this agreement was $41, $38, and $35 for the years ended December 31, 1997, 1996, and 1995, respectively.

     The Company has an agreement with a former stockholder of American Prepaid who is also a current stockholder of the Company that provides for such stockholder to receive future payment of medical costs. The Company has recorded an actuarially determined liability of approximately $245 at December 31, 1997 and 1996. The discount rate and medical cost trend rate used to compute this benefit was 7% and 10%, respectively. A 1% increase in the medical cost trend rate would increase the liability by approximately $18. Expense recognized pursuant to this agreement was $7, $6, and $13 for the years ended December 31, 1997, 1996, and 1995, respectively.

     The Company has consulting agreements in place with a former director and the former president of American Prepaid. The consulting agreement with the former president expired in 1996, while the agreement with the former director expires in 1998 and requires annual payments of $55. Payments made pursuant to these agreements were $55, $165, and $165, respectively, for each of the years in the three year period ended December 31, 1997.

13.  Operating Lease Commitments

     The Company leases office facilities and certain office equipment under various operating leases expiring through 2006. Collective future minimum lease payments under these agreements as of December 31, 1997 are as follows:

     Year Ending December 31:
     1998                                                 $ 3,478
     1999                                                   3,304
     2000                                                   2,984
     2001                                                   2,950
     2002                                                   2,783
     Thereafter                                             2,372
                                                          -------
                                                          $17,871
                                                          =======

     Rental expense under such leases for the years ended December 31, 1997, 1996, and 1995 was $2,359, $1,770, and $741, respectively.

14.  Arrangement with Indemnity Insurers

     Effective January 1, 1996, the Company entered into a two-year agreement with an unrelated indemnity insurer, wherein the Company may offer dual-choice (managed or indemnity) dental coverage. For subscribers in groups offering dual-choice dental coverage, subscribers select the type of coverage desired, and indemnity coverage is underwritten by the indemnity insurer. The Company invoices and collects all dual choice premiums. The Company retains 100% of all premiums related to the managed product and 10% of indemnity premiums collected under the dual-choice plan to cover commissions and processing costs. The remaining 90% of indemnity premiums are remitted to the indemnity carrier. The agreement also provides for additional payments to the indemnity insurer dependent on loss ratios of the underlying business. The Company records retention of indemnity premiums as other income. Any additional payments subject to the risk sharing provisions of the agreement are recorded as additions to dental care providers' fees and claim costs.

     The Company has an arrangement with another unrelated indemnity insurer, expiring December 31, 1997, wherein the Company may offer indemnity dental coverage. The indemnity coverage is underwritten by the indemnity insurer. The Company invoices and collects all indemnity premiums, retaining 25% of all gross premiums collected to cover commissions and processing costs. The Company records these indemnity premiums as other income. The Company is not liable under indemnity insurance underwritten by the insurer.

     In certain states, this indemnity insurer also underwrites prepaid and indemnity dental plans. Under this arrangement, the indemnity carrier receives 2% of prepaid premiums (plus applicable premium taxes).

15.  Reinsurance

     In 1992, UniLife ceased writing life insurance, other than a small amount of group life, and ceded substantially all of its existing ordinary life insurance to another insurer. The face amount of these ceded ordinary life policies is $14,974 and $15,611 at December 31, 1997 and 1996, respectively. UniLife has recorded aggregate reserves of $5,331 and $5,338 and corresponding receivables from reinsurer for the same amount at December 31, 1997 and 1996, respectively.

     Additionally, for its group life policies, UniLife had ceded amounts in excess of $10 on any one term life policy. The face amount of these policies at December 31, 1996 was $91,520, of which $54,837 is subject to reinsurance. As of October 1, 1995, pursuant to the reinsurance arrangement mentioned below, all of the $91,520 is reinsured by a combination of reinsurers.

     Effective October 1, 1995, UniLife reinsured all of its dental indemnity and life insurance with one of the Company's unrelated indemnity insurers (see Note 14). For the period October 1, 1995 to December 31, 1995, UniLife administered the policies and received a fee, based upon net premiums, from the indemnity insurer.

     Effective January 1, 1996, UniLife and the indemnity insurer entered into an assumption reinsurance agreement, transferring all risk from UniLife to the indemnity insurer and notifying the policyholders of the transaction. For three years, the indemnity insurer will pay UniLife a ceding commission of 2% of dental indemnity premiums recognized on the policies transferred from UniLife.

     Non-assumption reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. Management monitors the financial condition of its reinsurers on a routine basis. Any exposure from deterioration of reinsurers' financial condition would be recognized currently.

     The following table summarizes the effects of reinsurance on premiums, benefits and surrenders for the years ended December 31, 1997, 1996, and 1995:

                                    1997       1996       1995


     Direct premiums earned         $ 159      $ 218     $19,083
     Premiums assumed                                      1,592
     Premiums ceded                  (159)      (218)     (4,616)
                                    -----      -----     -------
          Net premiums earned       $   0      $   0      16,059
                                    =====      =====     =======
     Direct benefits                $  75      $ 165     $14,393
     Benefits assumed                                      1,163
     Benefits ceded                   (75)      (165)     (3,425)
                                    -----      -----     -------
          Net benefits              $   0      $   0     $12,131
                                    =====      =====     =======
     Direct surrenders              $ 190
     Surrenders ceded                (190)
                                    -----
          Net surrenders            $   0
                                    =====

     Activity in the dental claims reserves for the years ended
     December 31 is summarized as follows:

                                                    1997       1996

     Balance, January 1                            $1,421     $1,308

     Reinsurance receivables                                   1,129
                                                   ------     ------
     Net balance, January 1                         1,421      2,437
                                                   ------     ------
     Dental claims reserves assumed in
          connection  with purchase of
          CompDent of Illinois                                   220
     Prior claims reserves ceded during
          current year                                        (1,978)
     Incurred related to:
          Current year                              8,902      7,388
          Prior years                                (475)      (262)
                                                   ------     ------
               Total incurred                       8,427      7,126
                                                   ------     ------
     Paid related to:
          Current year                              7,400      5,967
          Prior years                                 946        417
                                                   ------     ------
               Total paid                           8,346      6,384
                                                   ------     ------
     Balance, December 31                          $1,502     $1,421
                                                   ======     ======

16.  Contingencies

     The Company was a defendant to a civil compliant filed by three participating dentists (one of which later withdrew) who had entered into Participating Dentist Agreements with various subsidiaries of the Company ("Subsidiaries"). The complaint alleged a breach of contract and sought damages based on the failure of each subsidiary to make capitation payments to the participating dentists for the period of time between when the affected subscribers enroll and the time at which the subscribers select a dentist. The plaintiffs in July of 1996 were originally denied class certification by the trial court. However, the plaintiffs successfully appealed this ruling and the class was certified.

     The Company believes its interpretation and administration of the Participating Dentist Agreements were correct. However, due to the costs involved in protracted litigation, the Company agreed to a proposed settlement on December 2, 1997. The settlement costs including attorney's fees, payments to the class and its representatives, and various other payments will be approximately $1,600. This charge is included in general and administrative expenses in the statement of operations.

     The settlement also requires that the Subsidiaries amend the Participating Dental Agreements to provide that it will pay capitation to the dentist when there has been a delay between the time a subscriber initially enrolls in the dental plan and the date they select a dentist for all subscribers who enroll after January 1, 1999. In addition, the Subsidiaries have agreed to provide additional notices to subscribers who have not selected a dentist.

     The proposed settlement is subject to the notification of the class members, a fairness hearing, and approval by the court.

     Various legal proceedings have arisen or may arise in the normal course of business. Management does not believe that there are currently any asserted or unasserted claims that will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

17.  Employee Stock Purchase Plan

     During 1996, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions. Annually, on December 31, participant account balances are used to purchase whole shares of stock at the lesser of 85% of the fair market value of shares on January 1 (offering date) (August 1, 1996 for initial offering period) or December 31 (exercise date). The aggregate number of shares purchased annually by an employee are subject to limitations imposed by the Internal Revenue Code. A total of 100,000 shares are available for purchase under the plan. There were 3,090 and 1,611 shares issued under the plan at December 31, 1997 and 1996, respectively, at an exercise price of $17.24 and $29.96, respectively.

18.  Earnings Per Share

     The calculation of basic and diluted EPS is as follows:

                              For The Year Ended 1997         For The Year Ended 1996      For The Year Ended 1995
                          Income       Shares       Per-    Income     Shares     Per-    Income     Shares     Per-
                           (Num-      (Denom-      Share    (Num-     (Denom-    Share    (Num-      (Denom-   Share
                          erator)     inator)      Amount   erator)    inator)   Amount   inator)    inator)   Amount

(Loss) income before
  extraordinary item     $(53,705)                          $9,892                        $5,204
Extraordinary loss                                                                          (498)
                         --------                           ------                        ------
     Net (loss)
       income             (53,705)                           9,892                         4,706
Less preferred
   dividends                                                                                (218)
                         --------                           ------                        ------

Basic EPS
(Loss) income
   available to
   common stockholders    (53,705)   10,098,323   $(5.32)    9,892   10,048,513   $0.98    4,488   7,240,600   $0.62

Effect of dilutive
   securities
     Stock options                                                      128,243   (0.01)             111,055   (0.01)
                         --------    ----------   ------    ------   ----------   -----   ------   ---------   -----

Diluted EPS
   (Loss) income
      available to
      common stock-
      holders plus
      assumed
      conversions        $(53,705)   10,098,323   $(5.32)   $9,892   10,176,756   $0.97   $4,488   7,351,655   $0.61
                         ========    ==========   ======    ======   ==========   =====   ======   =========   =====

     In accordance with SFAS No. 128, the 1995 and 1996 EPS have been restated to conform with basic and diluted EPS as defined by the pronouncement. Diluted EPS is equivalent to "net income per common share" as previously reported since dilutive common stock equivalents are included in the denominator in both calculations.

     Options to purchase 479,000 shares of common stock ranging from $24.88 to $42.75 per share were outstanding during 1997 but are not included in the computation of 1997 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire through November 2007, were still outstanding at December 31, 1997. Additionally, common stock equivalents of 112,937 were excluded as the effect is anti-dilutive due to the net loss in 1997.

     Options to purchase 32,000 shares of common stock ranging from $39.50 to $42.75 per share were outstanding during 1996 but are not included in the computation of 1996 diluted EPS because the options' exercise price was greater than the average market price of the common shares.

     All options to purchase common stock were included in the 1995 diluted EPS.

19. Recently Issued Accounting Standards

     The Board has issued SFAS No. 130, Reporting Comprehensive
     Income, that establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This Statement does not require a specific format for the presentation of comprehensive income but requires an amount representing total comprehensive income for the period. This Statement is effective for fiscal years beginning after December 15, 1997 with reclassification of earlier periods required. Other than the additional presentation requirements of this Statement, the Company does not anticipate a material impact on the financial position, results of operations, earnings per share, or cash flows.

     The Board has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports.

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

     The Emerging Issues Task Force (EITF) has issued EITF Issue No. 97-2 ("Issue 97-2"), Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements, that establishes standards for determining whether a physician practice management group ("PPM") has a controlling financial interest in a physician practice based on a contractual management agreement. For purposes of Issue 97-2, the practices of medicine, dentistry, and veterinary science are collectively referred to as "physician practices."

     Under Issue 97-2, when such a controlling financial interest exists, consolidation of the physician practice is required. A controlling financial interest is defined based on the term of the contractual arrangement, control over decision making, and the extent of the PPM's financial interest in the physician practice and is deemed to exist if the following six criteria are met: 1) the contractual arrangement has a term that is either (i) the entire remaining legal life of the physician practice entity or (ii) a period of 10 years or more; 2) the contractual arrangement is not terminable by the physician practice except in the case of gross negligence, fraud, or other illegal acts by the PPM, or bankruptcy of the PPM; 3) PPM has exclusive authority over all decision making related to ongoing, major, or central operations of the physician practice, except for the dispensing of medical services; 4) PPM has exclusive authority over all decision making related to total practice compensation of the licensed medical professionals as well as the ability to establish and implement guidelines for the selection, hiring, and firing of them; 5) PPM's financial interest in the physician practice is unilaterally salable or transferable by the PPM; 6) PPM's financial interest in the physician practice provides the PPM with the right to receive income as on-going fees and as proceeds from the sale of its interest in the physician practice, in an amount that fluctuates based on the performance of the operations of the physician practice and the change in the fair value thereof. If the six criteria are met, then the transaction between the PPM and physician practice in which the PPM executes a management agreement with the physician practice is considered to be a business combination to be accounted for under APB 16. Finally, Issue 97-2 establishes the presumption that an employee of a physician practice that is consolidated by the PPM should be considered an employee of the PPM and its subsidiaries for purposes of determining the method of accounting for stock-based compensation.

     For all arrangements that exist on November 20, 1997, this Issue is effective for financial statements for fiscal years ending after December 15, 1998. The effect of initially applying the consensus may be reported as the effect of a change in accounting principle or may be retroactively reported by restating the financial statements of prior periods.

     The Company is currently evaluating the four dental acquisitions made during 1997 (see Note 4) to determine compliance with the provisions of Issue 97-2.

20.  Selected Quarterly Data (Unaudited)

     The following table, which has not been audited by independent accountants, sets forth summary unaudited quarterly financial information of the Company for each quarter in 1997 and 1996.

     In the opinion of management, such information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report and reflects all adjustments necessary for a fair presentation of such unaudited consolidated quarterly results. The quarterly results should be read in conjunction with the audited consolidated financial statements of the Company. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

                                                 1996                                            1997
                            Q1             Q2           Q3         Q4          Q1           Q2          Q3         Q4
                                                                    (in thousands)
Revenues:
  Subscriber premiums     $30,831       $33,384      $35,443     $36,149     $35,636     $35,852     $35,982     $35,926
  Affiliated practice
    revenue                                                                                            3,343       3,774
  Other revenue               554         1,377        1,704       1,627       2,199       2,348       1,809       1,857
                          -------       -------      -------     -------     -------     -------     -------     -------
      Total revenue        31,385        34,761      137,147      37,776      37,835      38,200      41,134      41,557
                          -------       -------      -------     -------     -------     -------     -------     -------

Expenses:
   Dental care providers'
     fees and claim
     costs                 16,481        17,967       19,196      19,787      19,544      19,906      19,849      22,391
   Commissions              3,013         3,091        2,949       3,131       3,172       3,192       3,552       3,356
   Premium taxes              259           264          264         231         265         256         263         263
   General and
     administrative         6,771         7,831        7,964       7,828       7,860       7,967      10,231      18,260
   Depreciation and
     amortization           1,047         1,287        1,389       1,430       1,321       1,355       1,553       1,506
   Goodwill impairment                                                                                            58,953
                          -------       -------      -------     -------     -------     -------     -------     -------
      Total expenses       27,571        30,440       31,762      32,407      32,162      32,676      35,448     104,729
                          -------       -------      -------     -------     -------     -------     -------     -------
   Operating income
     (loss)                 3,814         4,321        5,385       5,369       5,673       5,524       5,686
(63,172)
   Interest (income)
     expense, net            (107)          289          580         588         547         484         704         779
   Other (income)
     expense, net             (10)         (299)          96          (6)        (45)        (16)         (5)         68
                          -------       -------      -------     -------     -------     -------     -------     -------
   Income (loss)
     before provisions
     for income taxes       3,931         4,331        4,709       4,787       5,171       5,056       4,987
(64,019)
   Income tax provision
     (benefit)              1,694         1,924        2,103       2,145       2,332       2,172       2,055
(1,659)
                          -------       -------      -------     -------     -------     -------     -------     -------
   Net income (loss)      $ 2,237       $ 2,407      $ 2,606     $ 2,642     $ 2,839     $ 2,884     $ 2,932
$(62,360)
                          =======       =======      =======     =======     =======     =======     =======
========

     The Company experiences no significant seasonality revenues with respect to its revenue. However, because the enrollment of new groups and changes in membership are typically concentrated in the first quarter of each year, the Company generally experiences an increase in general and administrative expense in the preceding fourth quarter resulting from higher staffing levels and printing and communication costs.

Report of Independent Accountants

In connection with our audit of the consolidated financial statements of CompDent Corporation and subsidiaries as of December 31, 1997 and 1996, and for the years then ended, which financial statements are included in the annual report, we have also audited the financial statement schedules as of December 31, 1997 and 1996 and for the years then ended listed in Item 14 herein.

In our opinion, these financial statement schedules, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.


                                            COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
February 9, 1998, except as to the information presented in Note 8, for which the date is March 16, 1998.

CompDent Corporation (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Balance Sheets
December 31, 1997 and 1996
(Dollars in Thousands)

                                                  1997       1996
                ASSETS
Current assets:
     Receivable from subsidiary*               $   252     $    114
                                               -------     --------
          Total current assets                     252          114
Investment in subsidiaries*                     60,024      112,069
                                               -------     --------
                                               $60,276     $112,183
                                               -------     --------


           STOCKHOLDERS' EQUITY
Stockholders' equity:
     Preferred stock, .01 par value,
       2,000,000 shares authorized at
       December 31, 1997 and 1996,
       none issued at December 31, 1997
       and 1996

     Common stock, $.01 par value 50,000,000
       shares authorized at December 31, 1997
       and 1996; 10,112,629 and 10,066,004
       shares issued and outstanding at
       December 31, 1997 and 1996,
       respectively                            $   101     $    101
     Additional paid-in capital                 97,618       95,820
     Retained (deficit) earnings               (37,443)      16,262
                                               -------     --------
                                               $60,276     $112,183
                                               =======     ========

*Eliminated in consolidation.

CompDent Corporation (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Statements of Operations
for the years ended December 31, 1997, 1996, and 1995
(Dollars in Thousands)

                                         1997        1996      1995

Equity in net (loss) income
  of subsidiaries*                     $(53,705)    $9,892    $4,706
                                       --------     ------    ------
     Net (loss) income                 $(53,705)    $9,892    $4,706
                                       ========     ======    ======

* Eliminated in consolidation.

CompDent Corporation (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Statements of Cash Flows
for the years ended December 31, 1997, 1996, and 1995
(Dollars in Thousands)

                                                                                 1997            1996             1995
Cash flows from operating activities:
     Net (loss) income                                                        $(53,705)         $  9,892       $  4,706
     Adjustments to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
          Equity in net loss (income) of subsidiaries*                          53,705            (9,892)        (4,706)
          Changes in assets and liabilities:
               Receivable from subsidiary                                         (138)           88,025        (88,122)
                                                                              --------          --------       --------
                    Net cash (used in) provided by operating activities           (138)           88,025        (88,122)
                                                                              --------          --------       --------
Cash flows from investing activities:
     Capital contributions to subsidiaries*                                       (519)          (88,139)
                                                                              --------          --------       --------
                    Net cash used in investing activities                         (519)          (88,139)
                                                                              --------          --------       --------
Cash flows from financing activities:
     Retirement of preferred stock                                                                               (5,377)
     Proceeds from initial public offering, net of issuance costs                                                51,442
     Proceeds from second public offering, net of issuance costs                                                 42,047
     Proceeds from exercise of stock options                                         21               66
     Proceeds from employee stock purchase plan                                      53               48
     Tax benefit from exercise of nonqualified options                              583
                                                                               --------         --------       --------
                    Net cash provided by financing activities                       657              114         88,112
                                                                               --------         --------       --------
                    Decrease in cash and cash equivalents                             0                0            (10)
Cash and cash equivalents, beginning of year                                          0                0             10
                                                                               --------         --------       --------
Cash and cash equivalents, end of year                                         $      0         $      0       $      0
                                                                               ========         ========       ========
Cash paid during the period for:
     Income taxes                                                              $  1,839         $  7,474       $  2,619
                                                                               ========         ========       ========
Noncash investing and financing activities:
     Stock issued in business combination                                      $  1,141
                                                                               ========

* Elimination in consolidation.

CompDent Corporation (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Note to Condensed Financial Statements

The Company publishes consolidated financial statements that are its primary financial statements. Therefore, these parent company condensed financial statements are not intended to be the primary financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto of CompDent Corporation.

CompDent Corporation
Schedule II - Consolidated Financial Information of Registrant
Valuation and Qualifying Accounts
December 31, 1997, 1996, and 1995
(Dollars in Thousands)

                                                         Additions -  Deductions-
                                        Balance           Charged To   Write-Offs/     Balance At
                                       Beginning           Costs And     Claims          End Of
         Account                       Of Period*           Expense       Paid           Period

1997:
Allowance for doubtful accounts         $1,005              $   183                      $1,188
Dental claims reserves                  $1,421              $ 8,427     $ 8,346          $1,502

1996:
Dental claims reserves                  $2,437              $ 5,368     $ 6,384          $1,421

1995:
Life and dental claims reserves         $2,346              $13,748     $13,620          $2,474

*Allowance for doubtful accounts initially recorded in relation with the Workman, Old Cutler, and Stratman dental practice acquisitions.

                                                          EXHIBIT 18.1

CompDent Corporation
100 Mansell Court East, Suite 400
Roswell, Georgia 30076

We are providing this letter to you for inclusion as an exhibit to your Form 10-K filing pursuant to Item 601 of Regulation S-K.

We have read management's justification for the change in accounting for assessing the recoverability of excess of purchase price over net assets acquired from an undiscounted cash flow method (excluding excess cost amortization and interest expense) over the remaining useful life to a fair value method using cash flows discounted at an economic rate of return commensurate with the risk involved contained in the Company's Form 10-K for the year ended December 31, 1997.
Based on our reading of the data and discussions with Company officials about the business judgment and business planning factors relating to the change, we believe management's justification to be reasonable. Accordingly, in reliance on management's determination as regards elements of business judgment and business planning, we concur that the newly adopted accounting principle described above is preferable in the Company's circumstances to the method previously applied.

                                             COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
February 9, 1998