Form 10-Q
period 1998-03-31
COMPDENT CORP
filed 1998-05-15
CIK 941553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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
                        Yes     X                          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at April 30, 1998
           -----                              -----------------------------
Common Stock, $.01 par value                             10,112,629

                      COMPDENT CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                                                       Page #
Part I.    Financial Information                                                                          3

           Item 1.       Financial Statements                                                             4

           Item 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                       10

Part II.   Other Information

           Item 1.       Legal Proceedings                                                               14

           Item 2.       Changes in Securities                                                           14

           Item 4.       Submission of Matters to a Vote of  Security Holders                            14

           Item 5.       Other Information                                                               14

           Item 6.       Exhibits and Reports Filed on Form 8-K                                          14

Signatures                                                                                               15

Exhibit Index                                                                                            16

                         PART I. - FINANCIAL INFORMATION

           This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risk associated with the general competitive and pricing pressures in the marketplace, the risks associated with the successful completion of new acquisitions, the effective integration of new acquisitions and continued growth in the dental coverage marketplace. Other risk factors are described in CompDent Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS

                      COMPDENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             MARCH 31,    DECEMBER 31,
                                                               1998           1997
                                                             --------     ------------
                                                            (UNAUDITED)
                  ASSETS
Current assets:
     Cash and cash equivalents                               $ 15,568       $ 21,963
     Premiums receivable from subscribers                       4,556          5,554
     Patient accounts receivable, net of allowance for
          doubtful accounts of $320 in 1998 and
          $1,188 in 1997                                        2,201          1,668
     Income taxes receivable                                       --            175
     Deferred income taxes                                      5,081          5,081
     Other current assets                                       4,067          2,842
                                                             --------       --------
         Total current assets                                  31,473         37,283
                                                             --------       --------

Restricted funds                                                2,234          2,321
Property and equipment, net of accumulated depreciation         8,691          6,292
Excess of purchase price over net assets acquired             100,072         96,296
Noncompetition agreements                                         168            325
Reinsurance receivable                                          5,467          5,417
Investment in DHDC                                              1,500          1,500
Other assets                                                    1,849          1,437
                                                             --------       --------
                                                             $151,454       $150,871
                                                             ========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Unearned revenue                                        $  9,231       $  9,538
     Accounts payable and accrued expenses                     13,552         14,855
     Accrued interest payable                                     152            109
     Dental claims reserves                                     1,839          1,502
     Other current liabilities                                     63             63
                                                             --------       --------
         Total current liabilities                             24,837         26,067
                                                             --------       --------

Aggregate reserves for life policies and contracts              5,355          5,331
Notes payable                                                  55,102         56,595
Deferred compensation expense                                     287            298
Deferred income taxes                                           1,887          1,887
Other liabilities                                               1,217            417
                                                             --------       --------
         Total liabilities                                     88,685         90,595
                                                             --------       --------

Stockholders' equity:
     Common stock                                                 101            101
     Additional paid-in capital                                97,618         97,618
     Retained deficit                                         (34,950)       (37,443)
                                                             --------       --------
         Total stockholders' equity                            62,769         60,276
                                                             --------       --------
                                                             $151,454       $150,871
                                                             ========       ========


The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ---------------------
                                                                  1998          1997
                                                                -------       -------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
     Subscriber premiums                                        $35,422       $35,636
     Affiliated practice revenue                                  5,292            --
     Other revenue                                                1,728         2,199
                                                                -------       -------
         Total revenue                                           42,442        37,835
                                                                -------       -------
Expenses:
     Dental care providers' fees and claim costs                 19,428        19,544
     Commissions                                                  3,265         3,172
     Premium taxes                                                  261           265
     DHMI operating expenses                                      4,605            --
     General and administration                                   8,374         7,860
     Depreciation and amortization                                1,379         1,321
                                                                -------       -------
         Total expenses                                          37,312        32,162
                                                                -------       -------
              Operating income                                    5,130         5,673
                                                                -------       -------
Other (income) expense:
     Interest income                                               (254)         (161)
     Interest expense                                             1,013           708
     Other, net                                                      --           (45)
                                                                -------       -------
                                                                    759           502
                                                                -------       -------

         Income before provision for income taxes                 4,371         5,171
         Income tax provision                                     1,878         2,332
                                                                -------       -------
              Net income                                        $ 2,493       $ 2,839
                                                                =======       =======

Net income per common share - basic                             $  0.25       $  0.28
                                                                =======       =======

Net income per common share - fully diluted                     $  0.25       $  0.28
                                                                =======       =======

Weighted average common shares outstanding - basic               10,113        10,071
                                                                =======       =======

Weighted average common shares outstanding - fully diluted       10,175        10,167
                                                                =======       =======


The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             1998           1997
                                                                           --------       --------
                                                                         (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
         Net income                                                        $  2,493       $  2,839
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                        1,379          1,348
         Gain on sale of property and equipment                                  --            (10)
         Deferred income tax expense                                             --            553
         Changes in assets and liabilities:
            Premiums receivable from subscribers                                465         (1,033)
            Income taxes receivable/payable                                   1,313            856
            Other assets                                                     (1,687)          (662)
            Unearned revenue                                                   (307)           201
            Accounts payable and accrued expenses                            (1,453)        (1,393)
            Other liabilities                                                  (854)        (1,242)
                                                                           --------       --------
                Net cash provided by operating activities                     1,349          1,457
                                                                           --------       --------

Cash flows from investing activities:
     Additions to property and equipment                                     (2,838)          (873)
     Decrease (increase) in restricted cash                                      87             (2)
     Proceeds from sale of property and equipment                                --             18
     Payments made in connection with proposed business acquisitions             --           (242)
     Purchase of businesses, net of cash acquired                            (3,500)          (473)
                                                                           --------       --------
                Net cash provided by (used) in investing activities          (6,251)        (1,572)
                                                                           --------       --------

Cash flows from financing activities:
     Borrowings (repayments) under credit agreement                          (1,493)        (3,663)
     Tax benefit realized from exercise of nonqualified stock options            --            583
                                                                           --------       --------
                Net cash used in financing activities                        (1,493)        (3,080)
                                                                           --------       --------

Decrease in cash and cash equivalents                                        (6,395)        (3,195)
Cash and cash equivalents, beginning of period                               21,963         26,959
                                                                           --------       --------
Cash and cash equivalents, end of period                                   $ 15,568       $ 23,764
                                                                           ========       ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                          $    970       $    718
                                                                           ========       ========
         Income taxes                                                      $    434       $    340
                                                                           ========       ========

 Non-cash investing and financing activities:
     Stock issued in exchange for business acquired                        $      0       $  1,141
                                                                           ========       ========

The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.  BASIS OF PRESENTATION

     The unaudited consolidated balance sheet as of March 31, 1998, the unaudited consolidated statements of operations for the three months ended March 31, 1998 and 1997, and the unaudited consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all significant adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for these periods are also unaudited. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996, and 1995, included in the 1997 Annual Report of CompDent Corporation and Subsidiaries (the "Company", except as the context otherwise requires) and on Form 10-K. Operating results of the Company for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

2.  BUSINESS COMBINATIONS

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

     During the fourth quarter of 1997, the Company changed it's policy regarding the recoverability of goodwill to a discounted projection of future cash flows using an economic rate of return that would be customary for evaluating the present value of future cash flows in connection with current dental benefit company transactions. This resulted in AMDP'S and DDV's goodwill being reduced to $0.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

     Fair value of assets acquired                       $ 2,652,000
     Cash paid and fair value of stock issued
          for assets acquired, net of cash acquired       (1,614,000)
     Acquisition costs paid                                 (416,000)
                                                         -----------
     Liabilities assumed                                 $   622,000
                                                         ===========

     Effective July 2, 1997, the Company completed the acquisition of 21 dental facilities from The Workman Management Group, Ltd. ("Workman"). The dental facilities are located in central and southern Illinois. The purchase price consisted of $15.5 million in cash and funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. In addition, the Company granted an aggregate of 70,000 non-qualified options to the selling shareholders. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices which are operating in the dental facilities. The acquisition of Workman was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $15.2 million which will be amortized over 40 years. During the fourth quarter of 1997, the Company revised its allocation of the purchase price of workman which resulted in an increase to the excess of purchase price over net assets acquired of $1,780 to $16,980.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

     Fair value of assets acquired        $ 18,040,000
     Cash paid, net of cash acquired       (15,340,000)
     Acquisition costs paid                   (990,000)
                                          ------------
     Liabilities assumed                  $  1,710,000
                                          ============

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

     The following is a summary of assets acquired, liabilities assumed and consideration paid in connection with the acquisitions:

     Fair value of assets acquired, including goodwill         $  6,465,000
     Cash paid for assets acquired, net of cash acquired         (4,957,000)
     Acquisition costs paid                                        (227,000)
                                                               ------------
     Liabilities assumed                                       $  1,281,000
                                                               ============

     Effective January 2, 1998, the Company completed the acquisition of five dental facilities from Michael H. Reznik, D.D.S., P.C. ("Reznik"). The dental facilities are located in Atlanta, Georgia. The purchase price consisted of $3.5 million in cash less discharge of liabilities related to the purchased assets. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices which are operating in the dental facilities. The acquisition of Reznik was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $4.0 million which will be amortized over 40 years.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

     Fair value of assets acquired        $ 4,149,000
     Cash paid, net of cash acquired       (3,500,000)
     Acquisition costs paid                  (150,000)
                                          -----------
     Liabilities assumed                  $   499,000
                                          ===========

     Unaudited pro forma results of operations of the Company for the three months ended March 31, 1998 and 1997, are included below. Such pro forma presentation has been prepared assuming that the AMDP, DDV, Workman, Old Cutler, Winfree, Stratman and Reznik acquisitions had occurred as of January 1, 1997.

                                             Three Months Ended
                                                 March 31,
                                                 ---------
(in thousands, except per share data)        1998          1997
                                           --------      -------
Revenues                                   $ 42,442      $42,057
                                           ========      =======

Net income                                 $  2,493      $ 2,422
                                           ========      =======

Net income per common share                $    .25      $   .24
                                           ========      =======

     The pro forma results include the historical accounts of the Company, historical accounts of the acquired businesses, and pro forma adjustments including the amortization of the excess purchase price over the fair value of the net assets acquired, calculation of interest expense on amounts borrowed to fund these acquisitions and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior periods.


3.  CONTINGENT LIABILITIES


     Management does not believe there are currently any asserted or unasserted claims that will have a material adverse effect on the financial position results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1997.

 Three months ended March 31, 1998 and 1997

     Total revenue increased $4.6 million, or 12.2% to $42.4 million in the first quarter of 1998 as compared to $37.8 million for the same period in 1997. This increase was attributable to $5.3 million of affiliated practice revenue from Dental Health Management, Inc. ("DHMI"), the Company's dental practice management company, which commenced operations in the third quarter of 1997, which was partially offset by a $0.2 million decrease in subscriber premiums. Other revenue, which consists of third party administrator fees and indemnity fees, decreased $0.5 million during the first quarter of 1998 versus the same period in 1997.

     Dental care providers' fees and claim costs decreased $0.1 million, or 0.6% in the first quarter of 1998 to $19.4 million from $19.5 million for the first quarter of 1997. Dental care providers' fees represent capitation payments paid to dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under dental indemnity and specialty insurance plans. Dental care providers' fees and claim costs were 54.8% of subscriber premiums in both the first quarter of 1998 and the first quarter of 1997.

     Commission expense increased $93,000, or 2.9%, to $3.3 million in the first quarter of 1998 from $3.2 million in the first quarter of 1997. As a percentage of subscriber premiums, commissions increased to 9.2% in the first quarter of 1998 from 8.9% in the first quarter of 1997. This increase reflects a shift in emphasis toward reliance on independent agents and away from a direct sales force.

     General and administrative expenses ("G&A") and DHMI operating expenses increased $5.1 million, or 65.1%, to $13.0 million in the first quarter of 1998 from $7.9 million in the first quarter of 1997. Of the increase, $4.6 million was the result of expenses related to the generation of affiliated practice revenue from DHMI. As a percentage of revenues, G&A expenses, excluding DHMI operating expenses, decreased to 19.7% in the first quarter of 1998 from 20.8% in the first quarter of 1997. This was the result of the growth in the revenues at DHM offsetting some of the initial infrastructure.

     Depreciation and amortization expense increased $58,000, or 4.4%, to $1.4 million in the first quarter of 1998 from $1.3 million in the first quarter of 1997. The increase was primarily due to additional goodwill obtained as a result of the acquisitions made by DHMI in the third and fourth quarters of 1997 and January 1998, which was partially offset by a decrease principally due to the goodwill impairment the Company realized during the fourth quarter of 1997.

     Net interest expense increased $0.3, or 51.2% million to $0.8 million in the first quarter of 1998 from $0.5 million in the first quarter of 1997. This increase related principally to interest on additional debt incurred to finance DHMI acquisitions in the third and fourth quarters of 1997 and first quarter of 1998 offset by the implementation of a cash management system which reduced outstanding non-interest bearing cash balances. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

     In the first quarter of 1998, the Company's effective income tax rate decreased to 43.0% compared to 45.1% in the first quarter of 1997. This decrease resulted from reduced goodwill amortization due to impairment and deductible goodwill recorded in connection with the asset purchases made by DHMI.

As a result of the above mentioned factors, the net income for the first quarter of 1998 was $2.5 million, or $0.25 per share, compared to net income of $2.8 million, or $0.28 per share, for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of cash in the three months ended March 31, 1998, was $1.3 million of cash provided by operating activities. The primary uses of cash for the period were the acquisition of Reznik and the purchases of property and equipment.

     Cash flows from operating activities were $1.3 million for the three months ended March 31, 1998, and $1.5 million for the three months ended March 31, 1997. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to panel dentists, claims paid, broker and agent commissions, general and administrative expenses and income tax payments. The Company receives premium payments in advance of anticipated capitation payments and claims and invests cash balances in excess of current needs in interest-bearing accounts.

     Cash used in investing activities was $6.3 million and $1.6 million for the three months ended March 31, 1998 and 1997, respectively. The increase in cash used during the three months ended March 31, 1998, related primarily to increased use of cash for acquisitions. Capital expenditures increased $2.0 million during the three months ended March 31, 1998, compared to the three months ended March 31, 1997, due primarily to purchases of leasehold improvements and dental equipment for the Company's dental office management business, and telephone and computer purchases. The Company has entered into a joint initiative with Golder, Thoma, Cressey, Rauner Fund V ("GTCR"), a leading private equity firm relating to the development of 35 to 50 de novo dental offices within the next two years. Under this arrangement, the Company has agreed to fund certain development costs (including the purchase of dental equipment, supplies, and leasehold improvements) in an amount equal to amounts funded by GTCR in connection with the joint initiative, not to exceed $15.0 million. The Company anticipates capital expenditures will continue to increase as the Company meets its funding obligations under this arrangement.

     Cash flows used in financing activities for the three months ended March 31, 1998, was $1.5 million, representing repayments under the Company's revolving line of credit. For the three months ended March 31, 1997, financing activities used $3.1 million of cash flow, consisting almost entirely of repayments under the Company's revolving line of credit.

     On June 30, 1995, the Company obtained a reducing revolving $35.0 million line of credit (the "Credit Facility") from banks. The Credit Facility subsequently was amended to increase the available line of credit to $65.0 million. The Credit Facility pursuant to a second amendment, entered into on March 16, 1998 requires a 50% reduction in available borrowings on December 31, 1999, and expiration of the Credit Facility on December 31, 2000. Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus up to .25% or LIBOR plus up to 1.75%, with the margin over the prime rate and LIBOR decreasing as the ratio of consolidated debt to EBITDA decreases. Currently, borrowings under the Credit Facility bear interest at the LIBOR-based rate. The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits the Company from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments, and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's direct and indirect subsidiaries. The Company had $55.1 million of borrowings outstanding as of March 31, 1998, under the Credit Facility.

     The Company believes that cash flow generated by operations will be sufficient to fund its normal working capital needs and capital expenditures for at least the next 24 months.

Historically, the Company's operations have not been capital intensive; however, the Company's recent initiative in the establishment of dental offices through its subsidiary operation, DHMI, will present capital needs, the extent of which is indeterminate. Any acquisitions the Company may consummate in the future may require additional financing under the Credit Facility or otherwise.

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

     This Statement is effective for financial statements for periods beginning after December 15, 1998, with restatement of earlier periods required in the initial year of application. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company is currently determining if these disclosure requirements will be applicable and, therefore, required in future periods. Because SFAS 131 requires additional disclosure, the adoption of SFAS 131 will not adversely effect the Company's operating results.

     The Emerging Issues Task Force (EITF) has issued EITF Issue No. 97-2 ("Issue 97-2"), Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements, that establishes standards for determining whether a physician practice management group ("PPM") has a controlling financial interest in a physician practice based on a contractual management agreement. For purposes of Issue 97-2, the practices of medicine, denistry, and veterinary science are collectively referred to as "physician practices."

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

     The Company is currently evaluating the four dental acquisitions made during 1997 to determine compliance with the provisions of Issues 97-2.

YEAR 2000 COMPLIANCE

     By the end of 1998, the Company expects that its various administrative systems will have the capability to process transactions dated beyond 1999. The costs to complete the Company's efforts to modify or replace such systems are not expected to be material.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Various legal proceedings have arisen or may arise in the normal course of business. Management does not believe there are currently any asserted or unasserted claims that will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     The Company has entered into a five-year Employment Agreement with Keith J. Yoder, Executive Vice President, Chief Financial Officer and Treasurer. The Agreement generally provides for a continuation of base salary and continuation of certain benefits for two years following termination of employment without cause, in the event of a breach by the Company, or upon a material change in the duties, title, compensation, and/or location of Mr. Yoder within one year following a change of control of the Company (as defined). Mr. Yoder is subject to a two-year restriction on competition with the Company following termination of employment for any reason. See Exhibit 10.1

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

     (a) Exhibits.

          10.1 Employment Agreement between CompDent Corporation and Mr. Keith
               J. Yoder.

          27   Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMPDENT CORPORATION


Date:  May 14, 1998                 By:  /s/ Keith J. Yoder
                                         ---------------------------------------
                                         Keith J. Yoder
                                         Chief Financial Officer and Treasurer
                                         (Signing as duly authorized officer and
                                         chief financial officer)

                                  EXHIBIT INDEX


10.1     Employment Agreement between CompDent Corporation and Mr. Keith J.
         Yoder.

EX-27    Financial Data Schedule (for SEC use only).