Form 10-Q
period 1998-06-30
COMPDENT CORP
filed 1998-08-14
CIK 941553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                    Yes     X                          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at July 31, 1998
          -----                              ----------------------------
Common Stock, $.01 par value                           10,112,629

                      COMPDENT CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                                               Page #

Part I.    Financial Information                                                                  3

           Item 1.       Financial Statements                                                     4

           Item 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                               11

Part II.   Other Information

           Item 1.       Legal Proceedings                                                       16

           Item 2.       Changes in Securities                                                   16

           Item 4.       Submission of Matters to a Vote of Security Holders                     16

           Item 5.       Other Information                                                       16

           Item 6.       Exhibits and Reports Filed on Form 8-K                                  17

Signatures                                                                                       18

Exhibit Index                                                                                    19

                         PART I. - FINANCIAL INFORMATION


         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risk associated with the general competitive and pricing pressures in the marketplace, the risks associated with the successful completion of new acquisitions, the effective integration of new acquisitions and continued growth in the dental coverage marketplace. Other risk factors are described in CompDent Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 and 1st Quarter Report on Form 10-Q, all on file with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS

                      COMPDENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          JUNE  30,   DECEMBER 31,
                                                            1998          1997
                                                         -----------  ------------
                                                         (UNAUDITED)
                  ASSETS
Current assets:
     Cash and cash equivalents                           $     9,726  $     21,963
     Premiums receivable from subscribers                      4,440         5,554
     Patient accounts receivable, net of allowance for
         doubtful accounts of $167 in 1998 and
         $1,188 in 1997                                        2,100         1,668
     Income taxes receivable                                      --           175
     Deferred income taxes                                     4,318         5,081
     Other current assets                                      5,274         2,842
                                                         -----------  ------------
         Total current assets                                 25,858        37,283
                                                         -----------  ------------

Restricted funds                                               2,320         2,321
Property and equipment, net of accumulated depreciation       12,265         6,292
Excess of purchase price over net assets acquired            100,736        96,296
Noncompetition agreements                                         13           325
Reinsurance receivable                                         5,493         5,417
Investment in DHDC                                             1,500         1,500
Other assets                                                   2,177         1,437
                                                         -----------  ------------
                                                         $   150,362  $    150,871
                                                         ===========  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Unearned revenue                                    $     9,197  $      9,538
     Accounts payable and accrued expenses                    11,502        14,855
     Accrued interest payable                                    109           109
     Dental claims reserves                                    1,904         1,502
     Income tax payable                                          140            --
     Other current liabilities                                    63            63
                                                         -----------  ------------
         Total current liabilities                            22,915        26,067
                                                         -----------  ------------

Aggregate reserves for life policies and contracts             5,372         5,331
Notes payable                                                 54,233        56,595
Deferred compensation expense                                    276           298
Deferred income taxes                                          1,740         1,887
Other liabilities                                                453           417
                                                         -----------  ------------
         Total liabilities                                    84,989        90,595
                                                         -----------  ------------

Stockholders' equity:
     Common stock                                                101           101
     Additional paid-in capital                               97,618        97,618
     Retained deficit                                        (32,346)      (37,443)
                                                         -----------  ------------
         Total stockholders' equity                           65,373        60,276
                                                         -----------  ------------
                                                         $   150,362  $    150,871
                                                         ===========  ============

The accompanying notes are an integral part of these financial statements.
                                                                               4

                      COMPDENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                       JUNE 30,
                                                                       --------
                                                                 1998         1997
                                                               ---------    ---------
                                                              (UNAUDITED)  (UNAUDITED)
Revenues:
     Subscriber premiums                                       $  35,982    $  35,852
     Affiliated practice revenue                                   5,824           --
     Other revenue                                                 1,757        2,348
                                                               ---------    ---------
         Total revenue                                            43,563       38,200
                                                               ---------    ---------
Expenses:
     Dental care providers' fees and claim costs                  19,505       19,906
     Commissions                                                   3,346        3,192
     Premium taxes                                                   194          256
     DHMI operating expenses                                       5,262           --
     General and administration                                    8,293        7,967
     Depreciation and amortization                                 1,475        1,355
                                                               ---------    ---------
         Total expenses                                           38,075       32,676
                                                               ---------    ---------
              Operating income                                     5,488        5,524
                                                               ---------    ---------
Other (income) expense:
     Interest income                                                (245)        (254)
     Interest expense                                              1,159          738
     Other, net                                                       (3)         (16)
                                                               ---------    ---------
                                                                     911          468
                                                               ---------    ---------

         Income before provision for income taxes                  4,577        5,056
         Income tax provision                                      1,972        2,172
                                                               ---------    ---------
              Net income                                       $   2,605    $   2,884
                                                               =========    =========

Net income per common share - basic                            $    0.26    $    0.29
                                                               =========    =========

Net income per common share - fully diluted                    $    0.26    $    0.28
                                                               =========    =========

Weighted average common shares outstanding - basic                10,113       10,106
                                                               =========    =========

Weighted average common shares outstanding - fully diluted        10,181       10,179
                                                               =========    =========


The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                     --------
                                                                1998            1997
                                                             -----------    -----------
                                                             (UNAUDITED)    (UNAUDITED)
Revenues:
     Subscriber premiums                                       $ 71,404      $ 71,488
     Affiliated practice revenue                                 11,115            --
     Other revenue                                                3,486         4,547
                                                               --------      --------
         Total revenue                                           86,005        76,035
                                                               --------      --------
Expenses:
     Dental care providers' fees and claim costs                 38,934        39,450
     Commissions                                                  6,612         6,364
     Premium taxes                                                  455           521
     DHMI operating expenses                                      9,867            --
     General and administration                                  16,667        15,827
     Depreciation and amortization                                2,853         2,676
                                                               --------      --------
         Total expenses                                          75,388        64,838
                                                               --------      --------
              Operating income                                   10,617        11,197
                                                               --------      --------
Other (income) expense:
     Interest income                                               (499)         (415)
     Interest expense                                             2,172         1,446
     Other, net                                                      (3)          (61)
                                                               --------      --------
                                                                  1,670           970
                                                               --------      --------

         Income before provision for income taxes                 8,947        10,227
         Income tax provision                                     3,850         4,504
                                                               --------      --------
              Net income                                       $  5,097      $  5,723
                                                               ========      ========

Net income per common share - basic                            $   0.50      $   0.57
                                                               ========      ========

Net income per common share - fully diluted                    $   0.50      $   0.56
                                                               ========      ========

Weighted average common shares outstanding - basic               10,113        10,106
                                                               ========      ========

Weighted average common shares outstanding - fully diluted       10,178        10,172
                                                               ========      ========


The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                              1998          1997
                                                                          ----------    ----------
                                                                          (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
         Net income                                                        $  5,097      $  5,723
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                        2,854         2,676
         Gain on sale of property and equipment                                  --           (10)
         Deferred income tax expense                                            616         1,281
         Changes in assets and liabilities:
            Premiums receivable from subscribers and patients accounts
               receivable, net of allowance for doubtful accounts               682        (1,178)
            Income taxes receivable/payable                                     315         1,156
            Other assets                                                     (3,248)       (1,652)
            Unearned revenue                                                   (341)         (144)
            Accounts payable and accrued expenses                            (3,503)       (1,723)
            Other liabilities                                                  (453)       (1,191)
                                                                           --------      --------
               Net cash provided by operating activities                      2,019         4,938
                                                                           --------      --------

Cash flows from investing activities:
     Additions to property and equipment                                     (7,041)       (1,331)
     Increase in restricted cash                                                 --          (107)
     Proceeds from sale of property and equipment                                (3)           18
     Payments made in connection with proposed business acquisitions             --          (191)
     Purchase of businesses, net of cash acquired                            (4,850)         (476)
                                                                           --------      --------
               Net cash used in investing activities                        (11,894)       (2,087)
                                                                           --------      --------
Cash flows from financing activities:
     Net (repayment)/borrowings under credit agreement                       (2,362)       13,337
     Tax benefit realized from exercise of non-qualified stock options           --           583
                                                                           --------      --------
               Net cash (used in) provided by financing activities           (2,362)       13,920
                                                                           --------      --------

(Decrease) increase in cash and cash equivalents                            (12,237)       16,771
Cash and cash equivalents, beginning of period                               21,963        26,959
                                                                           --------      --------
Cash and cash equivalents, end of period                                   $  9,726      $ 43,730
                                                                           ========      ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                          $  2,172      $  1,198
                                                                           ========      ========
         Income taxes                                                      $  2,919      $  1,484
                                                                           ========      ========

 Non-cash investing and financing activities:
     Stock issued in exchange for business acquired                        $     --      $  1,141
                                                                           ========      ========

The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.       BASIS OF PRESENTATION

         The unaudited consolidated balance sheet as of June 30, 1998, the unaudited consolidated statements of operations for the three months and six months ended June 30, 1998 and 1997, and the unaudited consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all significant adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for these periods are also unaudited. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996, and 1995, included in the 1997 Annual Report of CompDent Corporation and Subsidiaries (the "Company", except as the context otherwise requires) and on Form 10-K. Operating results of the Company for the three months and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

2.       BUSINESS COMBINATIONS

         Effective March 21, 1997, the Company completed the acquisition of American Dental Providers, Inc. ("AMDP"), and Diamond Dental & Vision, Inc. ("DDV"). The aggregate purchase price of $1.7 million consisted of $0.5 million in cash and $1.2 million of Company common stock issued at fair market value. AMDP provides managed dental care services through a network of dental care providers, and DDV provides a vision plan and referral fee-for-service dental plan to the Arkansas market. The Company funded the cash portion of the purchase with cash available from operations. The acquisition of AMDP and DDV was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $2.4 million which will be amortized over 40 years.

         Effective for the fourth quarter of 1997, the Company changed policy regarding the recoverability of goodwill to a discounted projection of future cash flows using an economic rate of return that would be customary for dental benefit company transactions. This resulted in AMDP's and DDV's goodwill being reduced to $0.

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
                                                          ===========

         Effective July 2, 1997, the Company completed the acquisition of 21 dental facilities from The Workman Management Group, Ltd. ("Workman"). The dental facilities are located in central and southern Illinois. The purchase price consisted of $15.5 million in cash and funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. In addition, the Company granted an aggregate of 70,000 non-qualified options to the selling shareholders. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices which are operating in the dental facilities. The acquisition of Workman was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $17.0 million which will be amortized over 40 years

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
                                                                              ============


         During the third and fourth quarter of 1997, the Company completed the acquisition of several dental facilities from three additional dental groups. Effective July 2, 1997, the Company completed the acquisition of one dental facility located in southern Florida from the Old Cutler Dental Associates, P.A. ("Old Cutler"). Effective September 26, 1997, the Company completed the acquisition of one dental facility located in central Tennessee from Robert T. Winfree, D.D.S., P.C. ("Winfree"). Effective November 7, 1997, the Company completed the acquisition of Stratman Management Group ("Stratman") and its six dental facilities located in Indiana. The purchase price of these facilities consisted of $4,957 million in cash less discharge of liabilities related to the purchased assets. Funding for the acquisitions was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisitions, the Company entered into 40-year agreements to manage the dental practices which are operating in the dental facilities. Each acquisition was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisitions resulted in excess of cost over fair value of net assets acquired of $5,528 which will be amortized over 40 years.

         The following is a summary of assets acquired, liabilities assumed and consideration paid in connection with the acquisitions:

     Fair value of assets acquired                                            $ 6,465,000
     Cash paid, net of cash acquired                                           (4,957,000)
     Acquisition costs paid                                                     ( 227,000)
                                                                              -----------
     Liabilities assumed                                                      $ 1,281,000
                                                                              ===========

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


         The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

     Fair value of assets acquired                                            $  4,149,000
     Cash paid, net of cash acquired                                            (3,500,000)
     Acquisition costs paid                                                       (150,000)
                                                                              ------------
     Liabilities assumed                                                      $    499,000
                                                                              ============

         Effective April 30, 1998, the Company completed the acquisition of two dental facilities from R. Kendall Roberts, D.D.S., P.C., d/b/a Newhealth Dental Group, ("Roberts"). The dental facilities are located in Fort Smith, Arkansas. The purchase price consisted of $1.4 million in cash. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices which are operating in the dental facilities. The acquisition of Roberts was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. There were no liabilities, material assets acquired or material transaction costs incurred. The acquisition resulted in excess of cost over fair value of net assets acquired of $1.4 million which will be amortized over 40 years.

         Unaudited pro forma results of operations of the Company for the six months ended June 30, 1998 and 1997, are included below. Such pro forma presentation has been prepared assuming that the AMDP, DDV, Workman, Old Cutler, Winfree, Stratman, Reznik and Roberts acquisitions had occurred as of January 1, 1997.

                                                                            Six Months Ended
                                                                                June 30,
                                                                                --------
(in thousands, except per share data)                                  1998                       1997
                                                                     --------                   --------
Revenues                                                             $ 86,733                   $ 87,179
                                                                     ========                   ========

Net income                                                           $  5,078                   $  4,920
                                                                     ========                   ========

Net income per common share                                          $   0.50                   $   0.49
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


3.       CONTINGENT LIABILITIES

         Management does not believe there are currently any asserted or unasserted claims that will have a material, adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1997.

Three months ended June 30, 1998 and 1997

         Total revenue increased $5.4 million, or 14.0%, to $43.6 million in the second quarter of 1998 as compared to $38.2 million for the same period in 1997. This increase was attributable to $5.8 million of affiliated practice revenue from Dental Health Management, Inc. ("DHMI"), the Company's dental practice management company, which commenced operations in the third quarter of 1997, and by a $0.1 million increase in subscriber premiums. Other revenue, which consists of third party administrator fees and indemnity fees, decreased $0.5 million during the second quarter of 1998 versus the same period in 1997.

         Dental care providers' fees and claim costs decreased $0.4 million, or 2.0%, in the second quarter of 1998 to $19.5 million from $19.9 million for the second quarter of 1997. Dental care providers' fees represent capitation payments paid to dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under dental indemnity and specialty insurance plans. Dental care providers' fees and claim costs were 54.2% of subscriber premiums in the second quarter of 1998 and 55.5% for the second quarter of 1997.

         Commission expense increased $0.1, or 4.8%, to $3.3 million in the second quarter of 1998 from $3.2 million in the second quarter of 1997. As a percentage of subscriber premiums, commissions increased to 9.3% in the second quarter of 1998 from 8.9% in the second quarter of 1997. This increase reflects a shift in emphasis toward reliance on independent agents and away from a larger direct sales force.

         General and administrative expenses ("G&A") and DHMI operating expenses increased $5.6 million, or 70.1%, to $13.6 million in the second quarter of 1998 from $8.0 million in the second quarter of 1997. Of the increase, $5.3 million was the result of expenses related to the generation of affiliated practice revenue from DHMI. As a percentage of revenues, G&A expenses, increased to 31.1% in the second quarter of 1998 from 20.9% in the second quarter of 1997. This was the result of increased operating expenses from DHMI and the reduction of other revenue which was offset by the growth of affiliated practice revenue.

         Depreciation and amortization expense increased $0.1, or 8.9%, to $1.5 million in the second quarter of 1998 from $1.4 million in the second quarter of 1997. The increase was primarily due to additional depreciation derived from purchases of leasehold improvements and dental equipment for the Company's dental office management business which was partially offset by a decrease in amortization principally due to the goodwill impairment the Company realized during the fourth quarter of 1997.

         Interest expense increased $0.5 million, or 57.0%, to $1.2 million in the second quarter of 1998 from $0.7 million in the second quarter of 1997. This increase related principally to interest on additional debt incurred to finance DHMI acquisitions during the last four quarters. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

         In the second quarter of 1998, the Company's effective income tax rate increased to 43.1% compared to 43.0% in the second quarter of 1997. This slight increase resulted from net revenue generation with the investment expenditures in infrastructure at DHMI which was almost completely offset by the reduced goodwill amortization due to impairment and deductible goodwill recorded in connection with the asset purchases made by DHMI.

         As a result of the above mentioned factors, the net income for the second quarter of 1998 was $2.6 million, or $0.26 per share, compared to net income of $2.9 million, or $0.29 per share, for the same period in 1997.

Six months ended June 30, 1998 and 1997

         Total revenue increased $10.0 million, or 13.1%, to $86.0 million in the six months ended June 30, 1998 as compared to $76.0 million for the same period in 1997. This increase was attributable to $11.1 million of affiliated practice revenue from Dental Health Management, Inc. ("DHMI"), the Company's dental practice management company, which commenced operations in the third quarter of 1997, which was partially offset by a $1.1 million decrease in other revenue, which consists of third party administrator fees and indemnity fees, and subscriber premiums during the six months ended June 30, 1998 versus the same period in 1997.

         Dental care providers' fees and claim costs decreased $0.4 million, or 1.3% in the six months ended June 30, 1998 to $38.9 million from $39.5 million for the same period in 1997. Dental care providers' fees represent capitation payments paid to dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under dental indemnity and specialty insurance plans. Dental care providers' fees and claim costs were 54.5% of subscriber premiums for the six months ended June 30, 1998 as compared to 55.2% for the same period in 1997.

         Commission expense increased $0.2, or 3.9%, to $6.6 million in the six months ended June 30, 1998 from $6.4 million for the same period in 1997. As a percentage of subscriber premiums, commissions increased to 9.3% in the six months ended June 30, 1998 from 8.9% for the same period in 1997. This increase reflects a shift in emphasis toward reliance on independent agents and away from a larger direct sales force.

         General and administrative expenses ("G&A") and DHMI operating expenses increased $10.7 million, or 67.7%, to $26.5 million in the six months ended June 30, 1998 from $15.8 million for the same period in 1997. Of the increase, $9.9 million was the result of expenses related to the generation of affiliated practice revenue from DHMI. As a percentage of revenues, G&A expenses, increased to 30.9% in the six months ended June 30, 1998, from 20.8% for the same period in 1997. This was the result of increased operating expenses from DHMI and the reduction of other revenue which was offset by the growth of affiliated practice revenue.

         Depreciation and amortization expense increased $0.2, or 6.7%, to $2.9 million in the six months ended June 30, 1998, from $2.7 million for the same period in 1997. The increase was primarily due to additional depreciation derived from purchases of leasehold improvements and dental equipment for the Company's dental office management business, which was partially offset by a decrease in amortization principally due to the goodwill impairment the Company realized during the fourth quarter of 1997.

         Interest expense increased $0.8 million, or 50.2%, to $2.2 million in the six months ended June 30, 1998, from $1.4 million for the same period in 1997. This increase related principally to interest on additional debt incurred to finance DHMI acquisitions during the last four quarters. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

         For the six months ended June 30, 1998, the Company's effective income tax rate decreased to 43.0% compared to 44.0% for the same period in 1997. This decrease resulted from reduced goodwill amortization due to impairment and deductible goodwill recorded in connection with the asset purchases made by DHMI.

         As a result of the above mentioned factors, the net income for the six months ended June 30, 1998, was $5.1 million, or $0.50 per share, compared to net income of $5.7 million, or $0.57 per share, for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash in the six months ended June 30, 1998, was $2.0 million of cash provided by operating activities. The primary uses of cash for the period were the acquisitions of Reznik and Roberts and the purchases of property and equipment.

         Cash flows from operating activities were $2.0 million for the six months ended June 30, 1998, and $4.9 million for the six months ended June 30, 1997. Cash flows from operations consist primarily of subscriber premiums and affiliated practice revenue net of capitation payments to panel dentists, claims paid, broker and agent commissions, general and administrative expenses and income tax payments. The Company receives premium payments in advance of anticipated capitation payments and claims and invests cash balances in excess of current needs in interest-bearing accounts.

         Cash used in investing activities was $11.9 million and $2.1 million for the six months ended June 30, 1998 and 1997, respectively. The increase in cash used during the six months ended June 30, 1998, related to increased use of cash for acquisitions of dental practices, build out of dental offices, and purchases of capital expenditures. Capital expenditures increased $5.7 million during the six months ended June 30, 1998, compared to the six months ended June 30, 1997, due primarily to purchases of leasehold improvements and dental equipment for the Company's dental office management business, and telephone and computer purchases. The Company has entered into a joint initiative with Golder, Thoma, Cressey, Rauner Fund V, a leading private equity firm ("GTCR"), relating to the development of 35 to 50 de novo dental offices within the next two years. Under this arrangement, the Company has agreed to fund certain development costs (including the purchase of dental equipment, supplies, and leasehold improvements) in an amount equal to amounts funded by GTCR in connection with the joint initiative, not to exceed $15 million. During the remainder of 1998, the Company will be focusing on the development and growth of the dental offices already open and functioning, and will be limiting its capital expenditures required under this arrangement.

         Cash flows used in financing activities in the six months ended June 30, 1998, were $2.4 million, representing repayments under the Company's revolving line of credit. For the six months ended June 30, 1997, financing activities provided $13.9 million of cash flow, consisting almost entirely of borrowings under the Company's revolving line of credit.

         On June 30, 1995, the Company obtained a reducing revolving $35.0 million line of credit (the "Credit Facility") from banks. The Credit Facility subsequently was amended to increase the available line of credit to $65.0 million. The Credit Facility pursuant to a second amendment entered into on March 16, 1998, requires a 50% reduction in available borrowings on December 31, 1999, and expiration of the Credit Facility on December 31, 2000. Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus up to .25% of LIBOR plus up to 1.75%, with the margin over the prime rate and LIBOR decreasing as the ratio of consolidated debt to EBITDA decreases. Currently, borrowings under the Credit Facility bear interest at the LIBOR-based rate. The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits the Company from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments, and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's direct and indirect subsidiaries. At June 30, 1998, the Company was in technical violation of one of the financial ratios as a result of increased capital expenditures incurred in DHMI. The Company has received a waiver with respect to this covenant from its lenders. On August 10, 1998, the Company entered into a fourth amendment to adjust this financial ratio to a more appropriate level. The Company had $54.2 million of borrowings outstanding as of June 30, 1998, under the Credit Facility.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board (the "Board") has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports.

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

         This Statement is effective for financial statements for fiscal years beginning after December 15, 1997, with restatement of earlier periods required in the initial year of application. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company is currently determining if these disclosure requirements will be applicable and, therefore, required in annual reporting for 1998.

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

         Under Issue 97-2, when such a controlling financial interest exists, consolidation of the physician practice's financial results is required. A controlling financial interest is defined when referenced to the term of the contractual arrangement, control over decision making, and the extent of the PPM's financial interest in the physician practice, and is deemed to exist if the following six criteria are met: 1) the contractual arrangement has a term that is either (i) the entire remaining legal life of the physician practice entity or (ii) a period of 10 years or more; 2) the contractual arrangement is not terminable by the physician practice except in the case of gross negligence, fraud or other illegal acts by the PPM, or bankruptcy of the PPM; 3) the PPM has exclusive authority over all decision making related to ongoing, major or central operations of the physician practice, except for the dispensing of medical services; 4) the PPM has exclusive authority over all decision making related to total practice compensation of the licensed medical professionals as well as the ability to establish and implement guidelines for the selection, hiring and firing of them;
5) the PPM's financial interest in the physician practice is unilaterally salable or transferable by the PPM; 6) the PPM's financial interest in the physician practice provides the PPM with the right to receive income as on-going fees and as proceeds from the sale of its interest in the physician practice, in an amount that fluctuates based on the performance of the operations of the physician practice and the change in the fair value thereof. If the six criteria are met, then the transaction between the PPM and physician practice in which the PPM executes a management agreement with the physician practice is considered to be a business combination to be accounted for under APB 16 . Finally, Issue 97-2 establishes the presumption that an employee of a physician practice that is consolidated by the PPM should be considered an employee of the PPM and its subsidiaries for purposes of determining the method of accounting for stock-based compensation.

         For all arrangements that exist on November 20, 1997, this Issue is effective for financial statements for fiscal years ending after December 15, 1998. The effect of initially applying the consensus may be reported as the effect of a change in accounting principle or may be retroactively reported by restating the financial statements of prior periods.

         The Company has been evaluating the dental acquisitions made prior to November 20, 1997, to determine the effect of Issue 97-2.

YEAR 2000 COMPLIANCE

         By the end of 1998, the Company expects that its various administrative systems will have the capability to process transactions dated beyond 1999. The costs to complete its efforts to modify or replace such systems are not expected to be material.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 10, 1998, the Company received notice of a Complaint filed by Shenandoah Life Insurance Company ("Shenandoah") against the Company in the United States District Court for the Western District of Virginia, Roanoke Division. The complaint alleges that there is a real, substantial and justiciable controversy between the parties with respect to payment owed to Shenandoah by CompDent under an outstanding Marketing Agreement between the parties for the calendar year 1997. In its Complaint, Shenandoah seeks declaratory relief holding that CompDent is wrongfully withholding payment to Shenandoah pursuant to the terms of said Marketing Agreement. Management does not expect this matter will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of Shareholders was held on April 30, 1998. A total of 9,008,640 shares were represented by proxy at the meeting, representing 89% of the 10,109,539 shares eligible to vote. David R. Klock and Joseph Ciffolillo were re-elected to the Board of Directors as Class III Directors. With respect to Mr. Klock, 8,950,791 shares of Common Stock were voted for his election and votes with respect to 57,849 shares were withheld. With respect to Mr. Ciffolillo, 8,960,891 shares of Common Stock were voted for his election and votes with respect to 47,749 were withheld.

         Also, at the meeting, the Company's 1997 Stock Option Plan was approved, with 7,686,267 shares of Common Stock voting in favor of the plan, 1,282,818 shares of Common Stock voting against approval of the plan, and 14,056 shares of Common Stock abstaining.

ITEM 5. OTHER INFORMATION

         On July 28, 1998, the Company's Board of Directors approved the terms of a definitive merger agreement ("Merger Agreement") with a new company formed by Golder, Thoma, Cressey, Rauner, Inc., TA Associates, Inc. and NMS Capital Partners which will effect a re-capitalization of CompDent Corporation ("CompDent"). Under the Merger Agreement, CompDent will be re-capitalized and each outstanding share of CompDent's common stock, other than certain shares held by management, will be converted into the right to receive $18.00 in cash, and the existing funded indebtedness of CompDent will be refinanced. Certain shares held by management will be converted into shares of the surviving corporation and management will maintain an equity interest in the surviving corporation.

         The proposed transaction is subject to certain conditions including approval by stockholders of CompDent holding a majority of the outstanding shares, regulatory approval, the closing of equity and debt financing commitments and other customary closing conditions. The transaction will be funded by equity commitments of Golder, Thoma, Cressey, Rauner, Inc., TA Associates, Inc. and NMS Capital Partners. NationsBank, N.A. and NationsBridge, L.L.C. together have committed subject to certain terms and conditions, to provide the necessary debt financing for the transaction.

         Prior to the execution of the Merger Agreement, CompDent amended its Shareholder Rights Agreement (the "Rights Agreement"). This amendment (the "Rights Amendment") provides, among other things, that neither TAGTCR Acquisition, Inc. ("TAGTCR"), nor any of its affiliates or associates, shall be deemed an "Acquiring Person" (as such term is defined in the Rights Agreements), and no "Stock Acquisition Date" or "Distribution Date" (as such terms are defined in the Rights Agreement) shall be deemed to occur as a result of (i) the execution and delivery of the Merger Agreement, (ii) any action taken by TAGTCR or any of its affiliates, associates, or shareholders in accordance with the provisions of the Merger Agreement, or (iii) the consummation of the Merger (as such term is defined in the Merger Agreement) in accordance with the Merger Agreement.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

         (a)  Exhibits.

                10.2        Employment Contract between CompDent Corporation and David R. Klock
                10.3        Employment Contract between CompDent Corporation and Phyllis A. Klock
                10.4        Employment Contract between CompDent Corporation and Bruce A. Mitchell
                10.5        Employment Contract between CompDent Corporation and Keith J. Yoder
                10.6        Form of Employment Contract for Vice President
                27          Financial Data Schedule (for SEC use only)

         (b) The registrant filed a Form 8-K dated July 28, 1998, disclosing the agreement and Plan of Merger and the amendment to the Shareholder Rights Agreement as explained in Part II, Item 5 (Other Information) of this Form 10-Q filing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMPDENT CORPORATION


Date:  August 14, 1998              By:  /s/ Keith J. Yoder
                                         ---------------------------------------
                                         Keith J. Yoder
                                         Chief Financial Officer and Treasurer
                                         (Signing as duly authorized officer and
                                         chief financial officer)

                                  EXHIBIT INDEX


10.2       Employment Contract between CompDent Corporation and David R. Klock

10.3       Employment Contract between CompDent Corporation and Phyllis A. Klock

10.4       Employment Contract between CompDent Corporation and Bruce A. Mitchell

10.5       Employment Contract between CompDent Corporation and Keith J. Yoder

10.6       Form of Employment Contract for Vice President

27         Financial Data Schedule (for SEC use only).