Form 10-Q
period 1998-09-30
COMPDENT CORP
filed 1998-11-16
CIK 941553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                          Yes     X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                  Outstanding at October 31, 1998
                 -----                  -------------------------------
    Common Stock, $.01 par value                    10,112,629

                      COMPDENT CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                                Page #

Part I.    Financial Information                                                    3

           Item 1.       Financial Statements                                       4

           Item 2.       Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                                 11

Part II.   Other Information

           Item 1.       Legal Proceedings                                         16

           Item 2.       Changes in Securities                                     16

           Item 4.       Submission of Matters to a Vote of Security Holders       16

           Item 5.       Other Information                                         16

           Item 6.       Exhibits and Reports Filed on Form 8-K                    16

Signatures                                                                         17

Exhibit Index                                                                      18

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risk associated with the general competitive and pricing pressures in the marketplace, the risks associated with the successful completion of new acquisitions, the effective integration of new acquisitions and continued growth in the dental coverage marketplace. Other risk factors are described in CompDent Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 and 1st and 2nd Quarter Reports on Form 10-Q, all on file with the Securities and Exchange Commission.

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      COMPDENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       1998               1997
                                                                       ----               ----
                                                                    (UNAUDITED)
                  ASSETS
Current assets:
     Cash and cash equivalents                                      $   9,980           $  21,963
     Premiums receivable from subscribers                               5,416               5,554
     Patient accounts receivable, net of allowance for
          doubtful accounts of $708 at September 30, 1998
          and $1,188 at December 31, 1997                               2,125               1,668
     Income taxes receivable                                              344                 175
     Deferred income taxes                                              1,464               5,081
     Other current assets                                               4,925               2,842
                                                                    ---------           ---------
         Total current assets                                          24,254              37,283
                                                                    ---------           ---------

Restricted funds                                                        2,268               2,321
Property and equipment, net of accumulated depreciation                15,271               6,292
Excess of purchase price over net assets acquired                     100,208              96,296
Noncompetition agreements                                                   8                 325
Reinsurance receivable                                                  5,547               5,417
Investment in DHDC                                                      1,500               1,500
Other assets                                                            2,701               1,437
                                                                    ---------           ---------
                                                                    $ 151,757           $ 150,871
                                                                    =========           =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Unearned revenue                                               $   8,807           $   9,538
     Accounts payable and accrued expenses                              9,930              14,855
     Accrued interest payable                                             161                 109
     Dental claims reserves                                             1,876               1,502
     Other current liabilities                                             63                  63
                                                                    ---------           ---------
         Total current liabilities                                     20,837              26,067
                                                                    ---------           ---------

Aggregate reserves for life policies and contracts                      5,336               5,331
Notes payable                                                          56,481              56,595
Deferred compensation expense                                             265                 298
Deferred income taxes                                                      26               1,887
Other liabilities                                                         943                 417
                                                                    ---------           ---------
         Total liabilities                                             83,888              90,595
                                                                    ---------           ---------

Stockholders' equity:
     Common stock                                                         101                 101
     Additional paid-in capital                                        97,618              97,618
     Retained deficit                                                 (29,850)            (37,443)
                                                                    ---------           ---------
         Total stockholders' equity                                    67,869              60,276
                                                                    ---------           ---------
                                                                    $ 151,757           $ 150,871
                                                                    =========           =========

The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER  30,
                                                                       1998               1997
                                                                     --------           --------
                                                                     (UNAUDITED)       (UNAUDITED)
Revenues:
     Subscriber premiums                                             $ 35,425           $ 35,982
     Affiliated practice revenue                                        6,092              3,343
     Other revenue                                                      1,989              1,809
                                                                     --------           --------
         Total revenue                                                 43,506             41,134
                                                                     --------           --------
Expenses:
     Dental care providers' fees and claim costs                       19,514             19,849
     Commissions                                                        3,368              3,552
     Premium taxes                                                        225                263
     DHMI operating expenses                                            5,649              2,140
     General and administration                                         8,036              8,091
     Depreciation and amortization                                      1,360              1,553
                                                                     --------           --------
         Total expenses                                                38,152             35,448
                                                                     --------           --------
              Operating income                                          5,354              5,686
                                                                     --------           --------
Other (income) expense:
     Interest income                                                     (144)               (79)
     Interest expense                                                   1,112                783
     Other, net                                                           (12)                (5)
                                                                     --------           --------
                                                                          956                699
                                                                     --------           --------

         Income before provision for income taxes                       4,398              4,987
         Income tax provision                                           1,901              2,055
                                                                     --------           --------
              Net income                                             $  2,497           $  2,932
                                                                     ========           ========

Net income per common share - basic                                  $   0.25           $   0.29
                                                                     ========           ========

Net income per common share - fully diluted                          $   0.25           $   0.29
                                                                     ========           ========

Weighted average common shares outstanding - basic                     10,113             10,106
                                                                     ========           ========

Weighted average common shares outstanding - fully diluted             10,188             10,238
                                                                     ========           ========


The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER  30,

                                                                      1998               1997
                                                                      ----               ----
                                                                    (UNAUDITED)       (UNAUDITED)
Revenues:
     Subscriber premiums                                            $ 106,830           $ 107,470
     Affiliated practice revenue                                       17,207               4,161
     Other revenue                                                      5,474               5,538
                                                                    ---------           ---------
         Total revenue                                                129,511             117,169
                                                                    ---------           ---------
Expenses:
     Dental care providers' fees and claim costs                       58,448              59,299
     Commissions                                                        9,979               9,916
     Premium taxes                                                        680                 784
     DHMI operating expenses                                           15,516               2,140
     General and administration                                        24,704              23,918
     Depreciation and amortization                                      4,214               4,229
                                                                    ---------           ---------
         Total expenses                                               113,541             100,286
                                                                    ---------           ---------
              Operating income                                         15,970              16,883
                                                                    ---------           ---------
Other (income) expense:
     Interest income                                                     (643)               (494)
     Interest expense                                                   3,284               2,229
     Other, net                                                           (15)                (66)
                                                                    ---------           ---------
                                                                        2,626               1,669
                                                                    ---------           ---------

         Income before provision for income taxes                      13,345              15,214
         Income tax provision                                           5,751               6,559
                                                                    ---------           ---------
              Net income                                            $   7,594           $   8,655
                                                                    =========           =========

Net income per common share - basic                                 $    0.75           $    0.86
                                                                    =========           =========

Net income per common share - fully diluted                         $    0.75           $    0.85
                                                                    =========           =========

Weighted average common shares outstanding - basic                     10,113              10,106
                                                                    =========           =========

Weighted average common shares outstanding - fully diluted             10,174              10,238
                                                                    =========           =========


The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER  30,
                                                                                --------------
                                                                              1998          1997
                                                                              ----          ----
                                                                           (UNAUDITED)   (UNAUDITED)

Cash flows from operating activities:
         Net income                                                         $  7,594       $  8,655
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                         4,214          4,312
         Gain on sale of property and equipment                                   --            (14)
         Deferred income tax expense                                           1,756          6,438
         Changes in assets and liabilities:
            Premiums receivable from subscribers and
              patients accounts receivable, net of
              allowance for doubtful accounts                                   (477)        (1,548)
            Income taxes receivable/payable                                     (169)        (2,310)
            Other assets                                                      (3,482)        (4,581)
            Unearned revenue                                                    (731)          (756)
            Accounts payable and accrued expenses                             (5,075)        (4,465)
            Other liabilities                                                     17         (1,707)
                                                                            --------       --------
                Net cash provided by operating activities                      3,646          4,024
                                                                            --------       --------

Cash flows from investing activities:
     Additions to property and equipment                                     (10,718)        (2,686)
     Decrease (increase) in restricted cash                                       53            (86)
     Proceeds from sale of property and equipment                                 --             24
     Cash surrender value of life insurance                                       --             (9)
     Payments made in connection with proposed business acquisitions              --             19
     Purchase of businesses, net of cash acquired                             (4,850)       (18,763)
                                                                            --------       --------
                Net cash used in investing activities                        (15,515)       (21,501)
                                                                            --------       --------

Cash flows from financing activities:
                                                                            --------       --------
     Net (repayment)/borrowings under credit agreement                          (114)        14,307
     Tax benefit realized from exercise of non-qualified stock options            --            583
     Proceeds from exercise of stock options                                      --             21
                                                                            --------       --------
                Net cash (used in) provided by financing activities             (114)        14,911
                                                                            --------       --------

Decrease in cash and cash equivalents                                        (11,983)        (2,566)
Cash and cash equivalents, beginning of period                                21,963         26,959
                                                                            --------       --------
Cash and cash equivalents, end of period                                    $  9,980       $ 24,393
                                                                            ========       ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                           $  3,142       $  2,420
                                                                            ========       ========
         Income taxes                                                       $  4,008       $  1,850
                                                                            ========       ========

 Non-cash investing and financing activities:
     Stock issued in exchange for business acquired                         $     --       $  1,141
                                                                            ========       ========

The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1.  BASIS OF PRESENTATION

     The unaudited consolidated balance sheet as of September 30, 1998, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 1998 and 1997, and the unaudited consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all significant adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for these periods are also unaudited. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996, and 1995, included in the 1997 Annual Report of CompDent Corporation and Subsidiaries (the "Company", except as the context otherwise requires) and on Form 10-K. Operating results of the Company for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

2.  BUSINESS COMBINATIONS

     Effective March 21, 1997, the Company completed the acquisition of American Dental Providers, Inc. ("AMDP"), and Diamond Dental & Vision, Inc. ("DDV"). The aggregate purchase price of $1.7 million consisted of $0.5 million in cash and $1.2 million of Company common stock issued at fair market value. AMDP provides managed dental care services through a network of dental care providers, and DDV provides a vision plan and referral fee-for-service dental plan to the Arkansas market. The Company funded the cash portion of the purchase with cash available from operations. The acquisition of AMDP and DDV was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $2.4 million, which is being amortized over 40 years.

     Effective for the fourth quarter of 1997, the Company changed its policy regarding the recoverability of goodwill to a discounted projection of future cash flows using an economic rate of return that would be customary for dental benefit company transactions. This resulted in AMDP's and DDV's goodwill being eliminated.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

     Fair value of assets acquired                   $ 2,652,000
     Cash paid and fair value of stock issued
       for assets acquired, net of cash acquired      (1,614,000)
     Acquisition costs paid                           (  416,000)
                                                     -----------
     Liabilities assumed                             $   622,000
                                                     ===========

     Effective July 2, 1997, the Company completed the acquisition of 21 dental facilities from The Workman Management Group, Ltd. ("Workman"). The dental facilities are located in central and southern Illinois. The purchase price consisted of $15.5 million in cash and funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. In addition, the Company granted an aggregate of 70,000 non-qualified options to the selling shareholders. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices which are operating in the dental facilities. The acquisition of Workman was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $17.0 million, which is being amortized over 40 years.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

     Fair value of assets acquired          $ 18,040,000
     Cash paid, net of cash acquired         (15,340,000)
     Acquisition costs paid                  (   990,000)
                                            ------------
     Liabilities assumed                    $  1,710,000
                                            ============


     During the third and fourth quarter of 1997, the Company completed the acquisition of several dental facilities from three additional dental groups. Effective July 2, 1997, the Company completed the acquisition of one dental facility located in southern Florida from the Old Cutler Dental Associates, P.A. ("Old Cutler"). Effective September 26, 1997, the Company completed the acquisition of one dental facility located in central Tennessee from Robert T. Winfree, D.D.S., P.C. ("Winfree"). Effective November 7, 1997, the Company completed the acquisition of Stratman Management Group ("Stratman") and its six dental facilities located in Indiana. The purchase price of these facilities consisted of $5.0 million in cash less discharge of liabilities related to the purchased assets. Funding for the acquisitions was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisitions, the Company entered into 40-year agreements to manage the dental practices, which are operating in the dental facilities. Each acquisition was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisitions resulted in excess of cost over fair value of net assets acquired of $5.5 million, which is being amortized over 40 years.

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

     Effective January 2, 1998, the Company completed the acquisition of five dental facilities from Michael H. Reznik, D.D.S., P.C. ("Reznik"). The dental facilities are located in Atlanta, Georgia. The purchase price consisted of $3.5 million in cash less discharge of liabilities related to the purchased assets. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices, which are operating in the dental facilities. The acquisition of Reznik was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $4.0 million, which is being amortized over 40 years.


     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

     Fair value of assets acquired            $ 4,149,000
     Cash paid, net of cash acquired           (3,500,000)
     Acquisition costs paid                    (  150,000)
                                              -----------
     Liabilities assumed                      $   499,000

     Effective April 30, 1998, the Company completed the acquisition of two dental facilities from R. Kendall Roberts, D.D.S., P.C., d/b/a Newhealth Dental Group, ("Roberts"). The dental facilities are located in Fort Smith, Arkansas. The purchase price consisted of $1.4 million in cash. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices, which are operating in the dental facilities. The acquisition of Roberts was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. There were no liabilities, material assets acquired or material transaction costs incurred. The acquisition resulted in excess of cost over fair value of net assets acquired of $1.4 million, which is being amortized over 40 years.

     Unaudited pro forma results of operations of the Company for the nine months ended September 30, 1998 and 1997 are included below. Such pro forma presentation has been prepared assuming that the AMDP, DDV, Workman, Old Cutler, Winfree, Stratman, Reznik and Roberts acquisitions had occurred as of January 1, 1997.

                                                    Nine Months Ended
                                                     September  30,
                                                     --------------
(in thousands, except per share data)              1998          1997
                                                   ----          ----
Revenues                                        $ 130,239      $ 130,979
                                                =========      =========

Net income                                      $   7,537      $   7,696
                                                =========      =========

Net income per common share                     $    0.75      $    0.76
                                                =========      =========

     The pro forma results include the historical accounts of the Company, historical accounts of the acquired businesses, and pro forma adjustments including the amortization of the excess purchase price over the fair value of the net assets acquired, calculation of interest expense on amounts borrowed to fund these acquisitions and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results, which may have occurred had the operations of the acquired companies been combined in prior periods.


3.  CONTINGENT LIABILITIES

     Management does not believe there are currently any asserted or unasserted claims that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1997.

Three months ended September 30, 1998 and 1997

         Total revenue increased $2.4 million, or 5.8%, to $43.5 million in the third quarter of 1998 as compared to $41.1 million for the same period in 1997. This increase was attributable to a $2.7 million increase in affiliated practice revenue from Dental Health Management, Inc. ("DHMI"), the Company's dental practice management company, which commenced operations in the third quarter of 1997, and was offset by a $0.5 million decrease in subscriber premiums. Other revenue, which consists of third party administrator fees and indemnity fees, increased $0.2 million during the third quarter of 1998 versus the same period in 1997.

         Dental care providers' fees and claim costs decreased $0.3 million, or 1.5%, in the third quarter of 1998 to $19.5 million from $19.8 million for the third quarter of 1997. Dental care providers' fees represent capitation payments paid to dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under dental indemnity and specialty insurance plans. Dental care providers' fees and claim costs were 55.1% of subscriber premiums in the third quarter of 1998 and 55.2% for the third quarter of 1997.

         Commission expense decreased $0.2 million, or 5.6%, to $3.4 million in the third quarter of 1998 from $3.6 million in the third quarter of 1997. As a percentage of subscriber premiums, commissions decreased to 9.6% in the third quarter of 1998 from 9.9% in the third quarter of 1997.

         General and administrative expenses ("G&A") and DHMI operating expenses increased $3.5 million, or 34.3%, to $13.7 million in the third quarter of 1998 from $10.2 million in the third quarter of 1997. Of the increase, $3.5 million was the result of expenses related to the generation of affiliated practice revenue from DHMI. As a percentage of revenues, G&A expenses, increased to 31.5% in the third quarter of 1998 from 24.8% in the third quarter of 1997. This was the result of increased operating expenses from DHMI, which was offset by the increase in affiliated practice revenue.

     Depreciation and amortization expense decreased $0.2 million, or 12.5%, to $1.4 million in the third quarter of 1998 from $1.6 million in the third quarter of 1997. The decrease in amortization was principally due to the goodwill impairment the Company realized during the fourth quarter of 1997 which was partially offset by an increase which was primarily due to additional depreciation derived from purchases of leasehold improvements and dental equipment for the Company's dental office management business.

     Net interest expense increased $0.3 million, or 42.9%, to $1.0 million in the third quarter of 1998 from $0.7 million in the third quarter of 1997. This increase related principally to interest on additional debt incurred to finance DHMI acquisitions during the last four quarters. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

     In the third quarter of 1998, the Company's effective income tax rate increased to 43.2% compared to 41.2% in the third quarter of 1997. This increase resulted from net revenue generation with the investment expenditures in infrastructure at DHMI, which was offset by the reduced goodwill amortization due to impairment and deductible goodwill recorded in connection with the asset purchases made by DHMI.

As a result of the above-mentioned factors, the net income for the third quarter of 1998 was $2.5 million, or $0.25 per fully-diluted share, compared to net income of $2.9 million, or $0.29 per fully-diluted share, for the same period in 1997.

Nine months ended September 30, 1998 and 1997

         Total revenue increased $12.3 million, or 10.5%, to $129.5 million in the nine months ended September 30, 1998 as compared to $117.2 million for the same period in 1997. This increase was attributable to a $13.1 million increase in affiliated practice revenue from DHMI which commenced operations in the third quarter of 1997, which was partially offset by a $0.1 million decrease in other revenue and $0.6 million decrease in subscriber premiums during the nine months ended September 30, 1998 versus the same period in 1997.

         Dental care providers' fees and claim costs decreased $0.9 million, or 1.5% in the nine months ended September 30, 1998 to $58.4 million from $59.3 million for the same period in 1997. Dental care providers' fees represent capitation payments paid to dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under dental indemnity and specialty insurance plans. Dental care providers' fees and claim costs were 54.7% of subscriber premiums for the nine months ended September 30, 1998 as compared to 55.2% for the same period in 1997.

         Commission expense increased $0.1 million, or 0.1%, to $10.0 million in the nine months ended September 30, 1998 from $9.9 million for the same period in 1997. As a percentage of subscriber premiums, commissions increased to 9.4% in the nine months ended September 30, 1998 from 9.2% for the same period in 1997. This increase reflects a shift in emphasis toward reliance on independent agents and away from a larger direct sales force.

         G&A and DHMI operating expenses increased $14.1 million, or 54.0%, to $40.2 million in the nine months ended September 30, 1998 from $26.1 million for the same period in 1997. Of the increase, $13.4 million was the result of expenses related to the generation of affiliated practice revenue from DHMI. As a percentage of revenues, G&A expenses increased to 31.0% in the nine months ended September 30, 1998, from 22.3% for the same period in 1997. This was the result of increased operating expenses from DHMI and the reduction of other revenue, which was offset by the increase in affiliated practice revenue.

         Depreciation and amortization expense was flat for the nine months ended September 30, 1998, compared to the same period in 1997. The Company experienced an increase in depreciation and amortization expense which was primarily due to additional depreciation derived from purchases of leasehold improvements and dental equipment for the Company's dental office management business, which was offset by a decrease in amortization principally due to the goodwill impairment the Company realized during the fourth quarter of 1997.

         Net interest expense increased $0.9 million, or 52.9%, to $2.6 million in the nine months ended September 30, 1998, from $1.7 million for the same period in 1997. This increase related principally to interest on additional debt incurred to finance DHMI acquisitions during the last four quarters. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise.

         For the nine months ended September 30, 1998, the Company's effective income tax rate was flat compared to the same period in 1997.

         As a result of the above mentioned factors, the net income for the nine months ended September 30, 1998, was $7.6 million, or $0.75 per fully-diluted share, compared to net income of $8.7 million, or $0.85 per fully-diluted share, for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash in the nine months ended September 30, 1998, was $3.6 million of cash provided by operating activities. The primary uses of cash for the period were the acquisitions of Reznik and Roberts and the purchases of property and equipment.

         Cash flows from operating activities were $3.6 million for the nine months ended September 30, 1998, and $4.0 million for the nine months ended September 30, 1997. Cash flows from operations consist primarily of subscriber premiums and affiliated practice revenue net of capitation payments to panel dentists, claims paid, broker and agent commissions, general and administrative expenses and income tax payments. The Company receives premium payments in advance of anticipated capitation payments and claims and invests cash balances in excess of current needs in interest-bearing accounts.

         Cash used in investing activities was $15.5 million and $21.5 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in cash used during the nine months ended September 30, 1998, related primarily to decreased use of cash for acquisitions of dental practices which was partially offset by an increased use of cash for build out of dental offices and purchases of leasehold improvements and dental equipment. Capital expenditures increased $8.0 million during the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, due primarily to purchases of leasehold improvements and dental equipment for the Company's dental office management business, and telephone and computer purchases. The Company has entered into a joint initiative with Golder, Thoma, Cressey, Rauner Fund V, a leading private equity firm ("GTCR"), relating to the development of 35 to 50 de novo dental offices within the next two years. Under this arrangement, the Company has agreed to fund certain development costs (including the purchase of dental equipment, supplies, and leasehold improvements) in an amount equal to amounts funded by GTCR in connection with the joint initiative, not to exceed $15 million. During the remainder of 1998, the Company intends to focus on the development and growth of the dental offices already open and functioning, and limit its capital expenditures under this arrangement.

         Cash flows used in financing activities in the nine months ended September 30, 1998, were $0.1 million, representing repayments under the Company's revolving line of credit. For the nine months ended September 30, 1997, financing activities provided $14.9 million of cash flow, consisting almost entirely of borrowings under the Company's revolving line of credit.

         On June 30, 1995, the Company obtained a reducing revolving $35.0 million line of credit (the "Credit Facility") from banks. The Credit Facility subsequently was amended to increase the available line of credit to $65.0 million. The Credit Facility pursuant to a second amendment entered into on March 16, 1998 requires a 50% reduction in available borrowings on December 31, 1999, and expiration of the Credit Facility on December 31, 2000. Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus up to .25% of LIBOR plus up to 1.75%, with the margin over the prime rate and LIBOR decreasing as the ratio of consolidated debt to EBITDA decreases. Currently, borrowings under the Credit Facility bear interest at the LIBOR-based rate. The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits the Company from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments, and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's direct and indirect subsidiaries. At September 30, 1998, the Company was in technical violation of one of the financial ratios as a result of increased capital expenditures incurred in DHMI. The Company has received a waiver with respect to this covenant from its lenders. The Company had $56.4 million of borrowings outstanding as of September 30, 1998, under the Credit Facility.

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

         For all arrangements that exist on November 20, 1997, this Issue is effective for financial statements for fiscal years ending after December 15, 1998. The effect of initially applying the consensus may be reported as the cumulative effect of a change in accounting principle or may be retroactively reported by restating the financial statements of prior periods.

         The Company has been evaluating the dental acquisitions made prior to November 20, 1997, to determine the effect of Issue 97-2.

YEAR 2000 COMPLIANCE

         The Company recognizes the significance of the Year 2000 problem and is executing a project to achieve Year 2000 readiness. The Company's goal is to have its major internal systems ready for the Year 2000 by December 31, 1998 and to complete testing of the major application systems, supporting hardware and operating systems by March 31, 1999. A dedicated machine has been put in place to undertake the appropriate Year 2000 validation testing. All major application systems, supporting hardware and operating systems appear to be Year 2000 capable. Secondary systems such as desktop computers and phone systems in field offices are being addressed in 1998 and early 1999. This goal allows for twelve months of internal testing prior to the year 2000.

        The total cost associated with the required modifications or upgrades to become Year 2000 compliant is not expected to be material to the Company's financial position. Costs associated with the Year 2000 Project are being expensed as incurred. Funding for the program is being provided through the Company's normal budget with no additional funding allocated to the Company's information technology (IT) department due to the Year 2000 issues. The total estimated cost of the Year 2000 Project is approximately $100,000. The total amount expended on the Project through September 30, 1998, was $69,300, which includes costs of a Project manager, programmers, upgrading of personal computers and replacing or upgrading field office phone systems. As mentioned above, the Company believes its crucial systems and software are Year 2000 compliant. If during testing it is determined that there are significant Year 2000 issues in these crucial systems and software, then costs could exceed $100,000. Even though the costs of the Year 2000 Project can not be estimated with absolute certainty, the Company does not believe that the amount to be spent will be material to the Company results of operations, liquidity or financial condition.

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers. The Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. In response to the lack of readiness on the part certain third-party customers, the Company is utilizing a rolling 100-year methodology in its interface programs for customer supplied data. The Company believes that, with the implementation of upgrades of select phone systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Management does not believe there are currently any asserted or unasserted claims that will have a material, adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     On July 28, 1998, the Company's Board of Directors approved the terms of a definitive merger agreement ("Merger Agreement") with a new company formed by Golder, Thoma, Cressey, Rauner, Inc., TA Associates, Inc. and NMS Capital Partners (the "Equity Investors") which will effect a re-capitalization of CompDent Corporation ("CompDent"). Under the Merger Agreement, CompDent will be re-capitalized and each outstanding share of CompDent's common stock, other than certain shares held by management, will be converted into the right to receive $18.00 in cash, and the existing funded indebtedness of CompDent will be refinanced. Certain shares held by management will be converted into shares of the surviving corporation and management will maintain an equity interest in the surviving corporation.

     Prior to the signing of the Merger Agreement, the Equity Investors received commitment letters (the "Commitment Letters") from NationsBank, N.A. and NationsBridge, L.L.C. (collectively, "NationsBank") pursuant to which NationsBank agreed to provide a portion of the financing for the proposed transaction in the form of certain credit facilities and a bridge loan. The Commitment Letters are subject to certain conditions to funding, including certain financial test and ratios and other customary conditions. At the time of entering into the Merger Agreement, CompDent expected that it would not significantly exceed the levels required by these financial tests. CompDent continues to evaluate its financial performance and believes that it will be able to meet the financial tests but that its ability to meet these tests will be very sensitive to its financial performance up until the closing of the merger. In recent communications with the Equity Investors, NationsBank has advised the Equity Investors that it will continue to review the Company's financial results, but it does not intend to waive the condition that these financial tests or any conditions to closing be satisfied at the time of funding the credit facilities and the bridge loan.

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


                                   COMPDENT CORPORATION


Date:  November 13, 1998           By:  /s/ Keith J. Yoder
                                        --------------------------------------
                                       Keith J. Yoder
                                       Chief Financial Officer and Treasurer
                                       (Signing as duly authorized officer and
                                       chief financial officer)

                                  EXHIBIT INDEX




EX-27   Financial Data Schedule (for SEC use only).