Form 10-K405
period 1998-12-31
COMPDENT CORP
filed 1999-03-31
CIK 941553

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

       Registrant's telephone number, including area code: (770) 998-8936
                             ---------------------

       Securities registered pursuant to Section 12(b) of the Act: NONE.

          Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, par value $.01 per share         Preferred Stock Purchase Rights
            (Title of Class)                           (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     As of March 1, 1999, there were 10,115,189 shares of the registrant's Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 25, 1999, was $125,832,951.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE THE TIMING OF THE PENDING RE-CAPITALIZATION TRANSACTION DISCUSSED ON PAGES 1-2, THE INCREASING COMPETITION DISCUSSED ON PAGES 6-7, CHANGING GOVERNMENTAL REGULATION DISCUSSED ON PAGES 7-8, THE TREATMENT OF GOODWILL AMORTIZATION FOR PRIOR ACQUISITIONS DISCUSSED ON PAGES 13 AND 16, AND THE EXTENT OF ANY YEAR 2000 COMPLIANCE ISSUES DISCUSSED ON PAGES 18-19, AND THE FACTORS ARE DESCRIBED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" FOUND ON PAGE 18 OF THIS ANNUAL REPORT.

ITEM 1.  BUSINESS

     The information contained in this report is provided as of December 31, 1998, unless otherwise indicated.

OVERVIEW

     CompDent Corporation, a Delaware corporation (the "Company"), is a fully integrated dental management company. The Company offers a full line of dental care plan services, including network-based dental care, reduced fee-for-service and third-party administration, and provides dental coverage for approximately
2.1 million plan members at December 31, 1998. The Company currently has operations in more than 23 states and markets its products through a network of more than 9,000 independent agents and a direct marketing sales force that assists the independent agents. The Company markets its products to employers and other business entities ("Groups"), to Group employees or other members and their families as a unit ("Subscribers") and to individuals. The Company has contracted with more than 11,800 dental facilities ("Panel Dentists") to provide dental services to covered individuals ("Members"). The Company's benefit plans also include CompSave(C) (a reduced fee-for-service product), CompNet(C) (a preferred provider organization ("PPO") and network rental product), and administrative services for self-insured dental plans. In the first quarter of 1997, CompDent established Dental Health Management, Inc. ("DHMI"), a wholly-owned subsidiary providing management and administrative services to dental practices. At December 31, 1998, DHMI provides management and administrative services to 57 dental practices in 7 states.

     On July 28, 1998, the Company entered into a merger agreement ("Merger Agreement") with a newly formed company, TAGTCR Acquisition, Inc. (the "Acquiror"), which was organized at the direction of Golder, Thoma, Cressey, Rauner, Inc., TA Associates, Inc. and NMS Capital Partners (the "Equity Investors"). Under the Merger Agreement, the Company will be re-capitalized and each outstanding share of the Company's common stock, other than certain shares held by management and other investors, will be converted into the right to receive $15.00 in cash, and the existing funded indebtedness of the Company will be refinanced (the "Pending Re-capitalization Transaction").

     The price to be paid to the Company's stockholders in the Pending Re-capitalization Transaction initially was $18.00 per share. Subsequently, the Acquiror informed the Company it was unlikely that the Acquiror would be able to obtain financing for the Merger at the transaction price of $18.00 per share. As a result, and following a review and analysis of relevant factors, the Merger Agreement was amended on January 18, 1999 (the "Amendment") to, among other things, reduce the cash purchase price to be paid to the Company's stockholders pursuant to the merger by $3.00 per share, from $18.00 per share to $15.00 per share, and modify provisions of the Merger Agreement relating to solicitation of other offers and termination fees.

     Specifically, the Amendment eliminated the "no solicitation" covenant in the Merger Agreement, thus permitting the Company to solicit, respond to and otherwise engage in negotiations concerning alternative proposals to engage in business combinations (each, an "Acquisition Proposal"). In this regard, the Special Committee of the Board of Directors ("Special Committee") continues to recommend and support the TAGTCR transaction but expects that it will review any alternative proposals that may arise, although no assurance can be given that such proposals will be forthcoming. The Amendment also reduces the termination fee which the Company is obligated to pay the Acquiror in the event it enters into a transaction resulting from an Acquisition Proposal to the amount of the out-of-pocket fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement up to a maximum of $1.5 million. The Robinson-Humphrey Company, LLC, financial advisor to the Special Committee, has advised that the merger consideration, as amended, is fair from a financial point of view to the Company's stockholders.

     Prior to the signing of the Amendment, the Equity Investors received revised commitment letters from NationsBank, N.A. and NationsBridge, L.L.C. (collectively, "NationsBank") pursuant to which NationsBank agreed, subject to customary terms and conditions, to provide a portion of the financing for the proposed transaction, as amended, in the form of certain credit facilities. As a result of the Amendment to the Merger Agreement, the total indebtedness now required to finance the merger will be approximately $126.9 million; the financial commitments of the Equity Investors remain unchanged at $87.7 million.

     Completion of the proposed transaction with the Acquiror remains subject to availability of financing. However, the Acquiror has agreed that if it is unable to close the merger due to the failure to receive financing, the Acquiror will reimburse the Company for its out-of-pocket fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement up to a maximum of $1.0 million. The Company currently expects to consummate the transaction in the second quarter of 1999, with closing remaining subject to a number of conditions, including shareholder and regulatory approval. At December 31, 1999, the Company has incurred approximately $1.2 million costs to complete the proposed transaction. If the proposed transaction is not consummated, the Company will recognize those costs.

     During 1998, the Company incurred $1,200 of costs related to its proposed re-capitalization transaction. At December 31, 1998, these costs are included in the Company's consolidated balance sheet. If the proposed transaction is not consummated, then these costs will be expensed at that time.

MARKETS AND OPERATIONS; ACQUISITIONS

     The Company commenced operations in Florida in 1978 and until 1987 conducted business only in Florida. The Company established operations in Georgia and Ohio in 1987 and 1990, respectively. The Company established operations on a de novo basis in Alabama (1992), North Carolina (1993), Mississippi (1993), Tennessee (1994) and South Carolina (1995). In 1994 and 1995, the Company entered markets in eight new states, including Texas, Kentucky, Indiana and Missouri through acquisitions. In January 1996, the Company acquired Texas Dental Plans, Inc. and certain of its affiliated entities (collectively, "TDP") for $23.0 million in cash (the "TDP Acquisition"). TDP is a San Antonio-based provider of low cost dental referral plans with operations in fourteen states, including principally Texas, Louisiana, Oklahoma and Pennsylvania. As a result of the TDP Acquisition, the Company expanded its presence in seven states, entered markets in seven new states and expedited the Company's development of the CompSave(C) product line. In addition, in May 1996, the Company acquired all of the outstanding capital stock of Dental Care Plus Management, Corp. and its wholly owned subsidiary (collectively, "Dental Care Plus"), a Chicago-based third-party administrator and managed dental care plan, for an aggregate purchase price of approximately $38.0 million (the "Dental Care Plus Acquisition"). The Dental Care Plus Acquisition significantly expanded the Company's presence in Illinois. In March 1997, the Company acquired American Dental Providers, Inc. and Diamond Dental & Vision, Inc. (the "AMDP & DDV Acquisitions") for $1.7 million in cash and stock. As a result of the AMDP & DDV Acquisitions, the Company entered the Arkansas market. In July 1997, the Company entered the dental practice management business with the acquisition of 21 dental facilities in

Illinois and one clinic in Florida for approximately $16.9 million in cash. In addition, in September 1997, the Company acquired one dental facility in Tennessee for $1.6 million in cash. In November 1997, the Company acquired six dental facilities in Indiana for $2.0 million in cash. In January 1998, the Company acquired five dental facilities in Georgia for $3.5 million in cash and in April 1998, acquired two dental facilities in Arkansas for $1.4 million in cash.

PRODUCTS AND SERVICES

     Managed Dental Plans. The Company offers a variety of managed dental care plans under the principal trade names American Dental Plan, American Prepaid Dental Plan, DentiCare and CompDent(C) Dental Plan. The Company's managed dental care plans operate similarly in each state in which business is conducted.

     Under the Company's managed dental care plans a premium is paid to the Company by the Subscriber through payroll deduction or directly (in the case of individual Subscribers), or by the Subscriber's employer, from the date the Subscriber enrolls in the plan. The Subscriber selects a dentist from the Company's panel to provide dental services. Each Panel Dentist provides dental services to the Subscribers who selected that dentist in return for a portion of the premium paid ("Capitation Payments") by the Subscriber. Thus, the Panel Dentist receives steady monthly Capitation Payments from the Company according to the number of Subscribers who have selected the dentist, regardless of the frequency or value of dental services performed. Under a managed dental care plan, Capitation Payments are fixed. Therefore, incentive to control costs and the risk of over-utilization of dental services is shifted to the dentists.

     Members covered under the Company's managed dental care plans obtain certain basic dental procedures (such as exams, x-rays, cleanings, and certain fillings) at no additional charge beyond premium payments (other than, in some cases, a small per visit co-payment). The plans establish co-payments for more complicated services provided by the Panel Dentist, such as root canals and crowns, which vary according to the complexity of the service and the level of benefits purchased by subscribers. The Company's managed dental care plans also cover services provided by specialists participating in the dental panel rather than by the Panel Dentist selected by the Subscriber, including oral surgery, endodontics, periodontics, orthodontics and pediatric dentistry. Members typically receive a reduction from the specialist's usual and customary fees for the services performed. The Company does not assume traditional insurance risk under its managed dental care plan arrangements, except with respect to certain specialty benefit plans described in more detail below under "Specialty Benefit Plan."

     The Company's managed dental care plans are tailored to meet the needs of different customers, and range from products having relatively higher levels of benefits and premiums to products having relatively lower levels. A majority of the Company's revenues from managed dental care plans for the year ended December 31, 1998, were paid by Subscribers either directly or through employee payroll deductions, with the remainder paid by employers on behalf of their employees. The contracts between the Company and its Subscribers require the payment of a monthly premium that is generally fixed for one year.

     Dual Choice Plans. The Company's products also include dual choice plans ("Dual Choice Plans"), which allow Subscribers to choose between a managed dental care plan offered by the Company and an indemnity dental insurance plan underwritten by an unaffiliated licensed insurance company but marketed and administered by the Company under an agreement with the underwriting insurer. The Company believes that the ability to offer Dual Choice Plans enables it to offer prospective customers flexibility, particularly when there are potential Subscribers outside the area served by the Company's dental panel. Certain states require that managed dental care plans be offered only as part of a Dual Choice Plan and other states may do so in the future. Dual Choice Plans are particularly effective as part of the Company's growth strategy in areas in which the Company's dental panel is less developed and Subscribers may value the ability to choose non-panel dentists.

     The indemnity insurance portion of the Company's Dual Choice Plans is marketed and administered by the Company under contractual arrangements primarily with independent insurance companies. Under the dental indemnity insurance portion of the Dual Choice Plans, Subscribers are required to pay small deductibles and co-payments which are generally higher than those which are required under the Company's managed dental care plans. Subscribers who select the indemnity plan are not limited to the Company's Panel Dentists and may receive dental services from the dentist of their choice. Under the contract with the third-party insurers, the Company retains as a marketing and servicing fee a specified percentage (typically 10-25%) of premiums paid by Subscribers under indemnity dental insurance plans underwritten by the insurer and remits the remainder of such premiums to the insurer.

     Reduced Fee-For-Service Plans. In January 1996, the Company acquired TDP, a Texas-based reduced fee-for-service dental company. The Company's reduced fee-for-service products are offered principally under the trade names CompSave(C), Texas Dental Plans and National Dental Plan. Members receive dental care from a list of participating dentists who offer discounts from their usual and customary fees. There are no claim forms or deductibles and no pre-authorization approval is required. No Capitation Payments are made to the dentists. The plan covers certain basic dental procedures as well as orthodontics and cosmetic dentistry.

     Network Rental. The Company has contracted to provide discount dental benefits to members of several HMOs. Under this plan Members of the HMO receive certain limited dental services from Panel Dentists at reduced rates as an additional benefit under the health care plan provided by the HMO. The Company receives a fixed monthly fee per Member to administer this plan and does not make Capitation Payments to the Panel Dentists, who receive payments at rates established under the plan directly from the Members who receive services. The TDP Acquisition expanded the number of network rental Members. The Company may, in the future, seek to provide similar plans to other organizations.

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

     Specialty Benefit Plan. The Company also offers a managed dental care plan (the "Specialty Benefit Plan") whereby Members who require covered dental services from participating specialists rather than their selected Panel Dentists may receive them for specific co-payments rather than at a discount from the specialists' usual and customary fees (as under the Company's more standard plans). The Company typically collects a higher premium from the Subscriber for this benefit and reimburses the specialist, resulting in the Company assuming some risk of utilization of covered specialty dental services. The Company uses actuaries to determine the cost of expected benefits under the plan based on the anticipated level of utilization of specialty services by Members.

     Dental Practice Management. The Company has established a subsidiary, DHMI, through which the Company manages and provides administrative services to dental practices. The Company earns fees paid by the dental facilities for providing management and administrative services and support to such dental facilities. The Company owns the operating assets of the dental practices but does not employ or contract with dentists or clinical personnel or control, directly or indirectly, the provision of dental care or equipment related thereto.

     Existing dental practices create the foundation for DHMI networks. DHMI acquires the assets of and signs a Management Services Agreement ("MSA") with the practices. Through the MSA, DHMI provides the resources and expertise necessary to operate and improve the business and management elements of a dental practice. These services may include billing and collections, accounting, marketing, materials management, human resources, facility management and payor relations. The practice, in turn, is obligated through the MSA to oversee the provision of all patient care.

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

PANEL DENTISTS

     The design and operating features of the Company's dental benefits are intended to assist it in attracting and retaining quality Panel Dentists. These plan features include co-payments, capitation rates, timely remittance of Capitation Payments, maintenance of accurate Member eligibility information, reduction of paperwork and other administrative functions, and the Company's ability to deliver a reliable supply of new patients. As of December 31, 1998, more than 7,300 primary-care and 4,500 specialty-care dentists were participants on the Company's panel. The Company has experienced difficulty during the later part of 1997 and 1998 in increasing the number of dentists in certain of its markets. This was primarily due to the increased competition from indemnity and PPO providers.

     In its efforts to establish a large panel of quality dentists in convenient locations, the Company engages in an active marketing and recruitment program emphasizing personal visits to potential Panel Dentists followed by a quality management program involving screening of applications for panel membership, reference checks with state licensing authorities, validation of malpractice coverage, initial certification and periodic re-certification. Once a dentist has been admitted to the Company's panel, the Company seeks to re-credential the dentist on an annual basis by updating verification of professional credentials, licenses, malpractice insurance coverage and legal compliance, conducting an on-site visit and evaluation, and reviewing any complaints and/or questions received from Members. The Company administers its quality management program through a full-time staff of three dentists who serve as Regional Dental Directors under the supervision of its National Dental Director, who is also a dentist.

     Panel Dentists are generally independent from the Company and provide services to Members pursuant to contractual arrangements with the Company. The Company's relationships with its Panel Dentists are terminable by either party, upon advance written notice (typically thirty or sixty days). The contracts do not require Panel Dentists to provide services exclusively to Members of the Company's plans. The Company may, following any required regulatory approval, change the terms, capitation rates, benefits and conditions of the various plans serviced by its Panel Dentists upon advance written notice. The Company's contracts with Panel Dentists require the Dentists to maintain their own malpractice insurance. The Company also carries insurance protecting it against liability relating to acts or omissions of Panel Dentists.

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

MANAGEMENT INFORMATION SYSTEMS

     The management information systems used by the Company are designed to facilitate subscriber, provider and agent service. The Company depends on these systems for comprehensive customer service, premium collection and reconciliation, administration of capitation and commission payments, Member eligibility processing, corporate accounting, and management reporting. The Company's management infor-mation systems are sufficiently flexible to allow it to offer multiple dental benefits tailored to the needs of its customers and have the capability to interface directly with the systems of its customers, which can facilitate expeditious processing of changes in membership information. The Company has established a disaster avoidance and recovery plan and has entered into agreements for the transfer of its system and backed-up data to a compatible computer in Atlanta. The Company utilizes a separate management information system in connection with ASO services provided in Illinois.

     DHMI has licensed for use at its dental offices a management information system for dental practice management. Substantially all of the managed dental offices are currently utilizing this information system. DHMI uses the information system to track data related to each dental office's operations. The information system can provide each of the dental offices with data such as patient and practitioner scheduling information, insurance coverage information, clinical record-keeping and revenue and collection data (including credit history). Within each market, DHMI uses the information system to manage billing and collections, including electronic insurance claims processing.

     For specific Year 2000 disclosures, refer to Item 7, Certain Factors That May Affect Future Results.

COMPETITION

     The Company operates in a highly competitive environment. Its principal competitors include large insurance companies, which offer managed dental care and indemnity dental products in most of the Company's markets, and independent companies including for-profit and not-for-profit HMOs, DHMOs, self-funded plans, PPOs and reduced fee-for-service dental plans offering dental benefits similar to those offered by the Company.

     The principal competitive factors in the dental benefits industry are the cost of services (based on the level and type of benefits, premiums and co-payments), the reputation of the plan for providing quality dental care and the size of the plan's provider network (including the number of available Panel Dentists and the convenience of their locations). Price competition may be especially relevant in seeking the accounts of governmental employers which award contracts on a periodic basis through competitive bidding. The dental benefits industry in general has been subjected to periods of intense price competition in the past, and similar intense competition in the managed dental care industry may occur in the future. The Company has experienced increased competition from indemnity insurance companies through direct entry into the managed dental care market. It is likely that these efforts will intensify in the future. Frequently, such plans are offered in tandem with indemnity dental insurance coverage and/or PPO alternatives. In addition, an increasing number of medically oriented HMOs and PPOs include dental care benefits as part of their benefit programs.

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

     Beginning in the latter part of 1997 and continuing through 1998, the Company experienced increased competition for subscribers and aggressive pricing by competitors, in particular, by a number of the larger indemnity insurance companies with respect to PPOs and indemnity insurance plans. A number of these larger competitors also entered the dental HMO market by either acquiring small dental HMO companies or starting their own dental HMO plans. The inability to increase subscribers also had a significant adverse effect on the Company's ability to expand its panel of dentists. This in turn, made it more difficult to attract new subscribers. In addition, growth through acquisitions in 1998 was more difficult to achieve because of an overall increase in acquisition prices as well as the fact that the Company's reduced stock price made acquisitions more expensive and dilutive to earnings. These events had an adverse impact on the Company's ability to increase its subscriber premiums and other revenue during 1998 as compared to prior periods.

     The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry is highly competitive and is expected to become even more competitive. In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are currently operating in its existing markets. Companies with dental practice management businesses similar to that of DHMI, which currently operate in other parts of the country, may begin targeting DHMI's existing markets for expansion. Such competitors may be better capitalized or otherwise enjoy competitive advantages which may make it difficult for the Company to compete against them or to acquire additional dental offices on terms acceptable to the Company. As the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies, which already have established a strong business presence in such locations.

     The business of providing general dental, orthodontic and other specialty dental services are highly competitive in the markets in which DHMI operates. DHMI believes it competes with other providers of dental and specialty services on the basis of factors such as brand name recognition, convenience, cost and the quality and range of services provided. Competition may include practitioners who have more established practices and reputations. DHMI's affiliated dental practices also compete in the retention and recruitment of general dentists, specialists and clinical staff. If the availability of dentists begins to decline in DHMI's markets, it may become more difficult to attract qualified dentists to staff the dental offices sufficiently or to expand them. The dental offices may not be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter its markets, or to compete against such other practices in the recruitment of qualified dentists.

GOVERNMENT REGULATION

     The Company's business is and will continue to be subject to substantial governmental regulation, principally under the insurance laws of the states in which the Company conducts business and may in the future conduct business. Although specific requirements vary from state to state, these laws generally require that the Company's subsidiaries operating in that state be licensed by the relevant state insurance department to offer its dental care products and otherwise conduct its operations, and may also prescribe minimum levels of net worth and reserves; limit the ability of the Company's subsidiaries to pay dividends to the extent required regulatory capital would be impaired; establish the manner in which premiums are determined or structured, require filing for approval of products; certain product literature, premium levels and contract forms with subscribers, dentists and others (which may entail substantial delay in implementing changes or introducing new products), in some cases establish minimum benefit levels for the Company's dental products; provide for periodic examinations, including quality assurance review; establish standards for the Company's management and other personnel; specify measures for resolving grievances and generally prohibit the acquisition of more than specified levels (as low as 5% in current states of operation) of the Company's outstanding voting power without prior approval. These regulatory provisions generally grant plenary power to the relevant agencies in interpreting and administering the applicable laws and regulations. Various state regulatory agencies and legislatures have in the past considered, are presently considering, and may in the future propose regulatory and legislative changes, such as the establishment of prescribed minimum Capitation Payments to Panel Dentists, minimum loss ratios or mandated schedules of benefits and the adoption of legislation requiring the Company to admit "any willing provider" to its dental panels, that could adversely affect the Company's business and profitability. In addition, health care and insurance reform initiatives have been proposed and may be proposed in the future at the state and federal levels, which may adversely affect the Company's business and profitability. The Company is unable to determine the likelihood or effect of any such regulatory or legislative changes.

     State regulatory requirements may also limit the Company's ability to operate in certain existing markets or adversely affect its ability to enter new markets on a de novo basis or through acquisitions. In some states the Company can only conduct business through a contractual arrangement with a licensed indemnity carrier or a full service HMO, which is generally a less advantageous and more cumbersome arrangement than offering managed dental care plans directly. The Company conducts business in such states through such arrangements with Shenandoah Life Insurance Company ("Shenandoah") and American Chambers Life Insurance Company. The Company cannot generally enter new states on a de novo basis without obtaining required licenses and approvals, a process which can take as long as two years or more in certain states. The acquisition of managed dental care companies generally requires the prior approval of the state regulatory authorities in the states in which these companies do business, which can take up to six months or more, and relevant state laws concerning regulatory capital and surplus in many cases prohibit these entities from guaranteeing parent company debt, thus possibly limiting the Company's ability to obtain acquisition financing. While the regulated nature of the Company's industry may interfere with management's plans for further geographic expansion, this regulatory environment also governs, to a greater or lesser extent, the conduct and expansion prospects of existing and new competitors.

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

EMPLOYEES

     The Company had approximately 900 employees at December 31, 1998.

ITEM 2.  PROPERTIES

     All offices and facilities of the Company are leased. The Company's leased properties are in generally good condition and are adequate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings, which if decided adversely to the Company, would either individually or in the aggregate have a material adverse effect on the Company's business, financial condition or results of operations. See Note 16 in the Company's Consolidated Financial Statements included herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     The Common Stock of the Company has been traded on the Nasdaq National Market ("Nasdaq") since the Company's initial public offering on May 24, 1995 and currently trades under the symbol "CPDN". The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                                               MARKET PRICES(1)
                                                               ----------------
FISCAL QUARTERS                                                HIGH($)   LOW($)
---------------                                                -------   ------
1998
  First.....................................................     20 1/4     9
  Second....................................................     17        12 1/2
  Third.....................................................     17 1/2    12 3/4
  Fourth....................................................     14 1/8     9 7/8
1997
  First.....................................................     39 1/4    27 1/2
  Second....................................................     27 3/8    14 1/4
  Third.....................................................     26 1/8    19 3/8
  Fourth....................................................     27 5/8    18 5/8

---------------

(1) The prices listed reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

HOLDERS

     The number of record holders of the Company's Common Stock as of March 10, 1999 was approximately forty-three (43). The Company believes that the number of beneficial owners of the Company's Common Stock at that date was substantially greater.

DIVIDENDS

     The Company did not pay cash dividends on its Common Stock during the years ended December 31, 1998 and December 31, 1997. The Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. Under the Company's senior credit facility, the distribution of dividends would require the lender's consent. Applicable laws generally limit the ability of the Company's subsidiaries to pay dividends to the extent that required regulatory capital would be impaired, which in turn further limits the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of income data and balance sheet data set forth below for, and at the end of, the years ended December 31, 1994, 1995, 1996, 1997 and 1998, are derived from the consolidated financial statements of the Company. The selected consolidated financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes.

                                  THE COMPANY

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                1994       1995       1996       1997       1998
                                               -------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Income Data:
  Revenues...................................  $55,192   $106,661   $141,069   $158,726   $173,259
  Dental providers' fees and claim costs.....   30,262     62,218     73,431     81,690     78,470
  Commissions................................    6,800     10,763     12,184     13,272     13,478
  Gross profit...............................   18,130     33,680     55,454     63,764     81,311
  DHMI operating expenses....................       --         --         --      5,036     21,448
  General and administrative, including
     premium taxes...........................   10,827     20,827     31,412     40,329     33,150
  Depreciation and amortization..............    2,195      2,717      5,153      5,735      5,542
  Goodwill impairment........................       --         --         --     58,953         --
  Operating income (loss)....................    5,108     10,136     18,889    (46,289)    21,171
  Interest expense...........................    2,464      1,970      1,935      3,239      4,343
  Other (income) expense, net................      (77)      (803)      (804)      (723)      (875)
  Income (loss) before provisions for income
     taxes and extraordinary item............    2,721      8,969     17,758    (48,805)    17,703
  Income tax provision.......................    1,316      3,765      7,866      4,900      7,613
  Income (loss) before extraordinary item....    1,405      5,204      9,892    (53,705)    10,090
  Extraordinary loss, net of applicable tax
     benefit of $305.........................       --        498         --         --         --
  Net income (loss)..........................    1,405      4,706      9,892    (53,705)    10,090
Income (loss) per common share -- basic:
  Income (loss) before extraordinary item....     0.31       0.69       0.98      (5.32)      1.00
  Extraordinary loss.........................       --      (0.07)        --         --         --
  Income (loss) income per common share......     0.31       0.62       0.98      (5.32)      1.00
Income (loss) per common share -- diluted:
  Income (loss) before extraordinary loss....     0.30       0.68       0.97      (5.32)      0.99
  Extraordinary loss.........................       --      (0.07)        --         --         --
  Net income (loss) per common share.........     0.30       0.61       0.97      (5.32)      0.99
  Weighted average common shares
     outstanding.............................    4,149      7,241     10,049     10,098     10,113
  Weighted average common shares outstanding
     with dilutive securities................    4,252      7,352     10,177     10,098     10,176

                                  THE COMPANY

                                                                    DECEMBER 31,
                                              ---------------------------------------------------------
                                              1994(1)   1995(1)(2)   1996(3)(4)   1997(5)(6)   1998(7)
                                              -------   ----------   ----------   ----------   --------
Consolidated Balance Sheet Data:
  Total current assets......................  $14,488    $ 46,254     $ 34,083     $ 37,283    $ 24,328
  Total assets..............................   63,342     129,396      184,167      150,871     150,771
  Total current liabilities.................   16,597      21,041       24,273       26,067      18,089
  Total liabilities.........................   53,983      27,219       71,984       90,595      80,376
  Redeemable preferred......................    5,159          --           --           --          --
  Stockholders' equity......................    4,200     102,177      112,183       60,276      70,395

---------------

(1) The DentiCare and UniLife acquisitions were completed on December 28, 1994, and DentiCare and UniLife are therefore included in the consolidated balance sheet of the Company at December 31, 1994, and the consolidated statement of income of the Company for the years ended December 31, 1995.
(2) The CompDent acquisition was completed on July 5, 1995, and CompDent is therefore included in the consolidated balance sheet of the Company at December 31, 1995, and the consolidated statement of income of the Company for the years ended December 31, 1995.
(3) The Texas Dental acquisition was completed on January 8, 1996 and Texas Dental is therefore included in the consolidated balance sheet of the Company at December 31, 1996, and the consolidated statement of income of the Company for the year ended December 31, 1996.
(4) The Dental Care Plus acquisition was completed on May 8, 1996, and Dental Care Plus is therefore included in the consolidated balance sheet of the Company at December 31, 1996, and the consolidated statement of income of the Company for the year ended December 31, 1996.
(5) The American Dental Providers and Diamond Dental & Vision acquisition was completed on March 21, 1997 and is therefore included in the consolidated balance sheet of the Company at December 31, 1997, and the consolidated statement of income of the Company for the year ended December 31, 1997.
(6) The Workman Management Group, Old Cutler Dental Associates, Robert T. Winfree, D.D.S. and the Stratman Management Group acquisitions were completed on July 2, 1997, July 2, 1997, September 26, 1997 and November 7, 1997, respectively, and these five are included in the consolidated balance sheet of the Company at December 31, 1997, and the consolidated statement of income of the Company for the year ended December 31, 1997.
(7) The Michael H. Reznik, D.D.S., P.C. and R. Kendall Roberts, D.D.S., P.C., d/b/a Newhealth Dental Group, acquisitions were completed on January 2, 1998 and April 30, 1998, respectively, and are included in the consolidated balance sheet of the Company at December 31, 1998, and the consolidated statement of income of the Company for the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Type of Services

     The Company is a full-service dental benefits provider. Approximately 82% of revenues are generated from managed dental care plan subscriber premiums. In addition, DHMI generates approximately 13% of the Company's revenues from providing management services and support to dental practices. Reduced fee-for-service plans and third-party administrator services generate the balance of revenues.

     Under managed dental care plans, Subscribers pay a premium to receive dental services from a dentist, which the subscriber selects from a panel of dentists. The Company pays the Panel Dentists a monthly capitation fee, which is fixed under the participating dental agreement regardless of the extent of services provided. Historically, the cost structure within managed dental care plans results in capitations of approximately 60% of revenues, commission expense of approximately 10% of revenues, and general and administrative expenses of approximately 20% of revenues, leaving an operating margin of approximately 10% of revenues. Dual Choice plans allow members to choose between a managed dental care plan offered by the Company or a traditional dental indemnity insurance plan underwritten by an unaffiliated insurance company, but marketed and administered by the Company under agreements with the underwriting insurers. A small portion of the Company's revenues is generated from commissions earned from the insurance companies underwriting such dental indemnity insurance.

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

     DHMI earns its revenues from the provision of management services to the dental practices. These services include billing and collections, accounting, marketing, materials management, human resources, facility management and payor relations. Affiliated practice revenue represents the gross revenue of the affiliated dental practices, reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered. DHMI operating expenses consist of the expenses incurred by DHMI in connection with managing the affiliated dental practices, including salaries and benefits of personnel, dental supplies, dental laboratory fees, occupancy costs, equipment leases, management information systems and other expenses related to affiliated dental practice operations. The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing and development services to the affiliated dental practices.

  Business Combinations

     Effective March 21, 1997, the Company completed the acquisition of American Dental Providers, Inc. ("AMDP"), an Arkansas based managed dental care company, and Diamond Dental & vision, Inc. ("DDV"), which provided to the Arkansas market a vision plan and referral fee-for-service dental plan. The aggregate purchase price of $1.7 million consisted of $0.5 million in cash and $1.2 million of Company common stock issued at fair market value. AMDP provides managed dental care services through a network of dental care providers, and DDV provides a vision plan and referral fee-for-service dental plan to the Arkansas market. The Company funded the cash portion of the purchase with cash available from operations. The acquisition of AMDP and DDV was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $2.4 million which is being amortized over 40 years.

     Effective July 2, 1997, the Company completed the acquisition of 21 dental facilities from The Workman Management Group, LTD ("Workman"). The dental facilities are located in central and southern Illinois. The purchase price consisted of $15.5 million in cash, and with funding mainly from the revolving line of credit. Concurrent with the acquisition, the Company entered into a forty-year agreement to manage the dental practices which are operating in the dental facilities. The acquisition of Workman was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. In accordance with the transaction, the management agreement resulted in fair value of an intangible asset of $16.6 million which is currently being amortized over 40 years.

     During the third and fourth quarter of 1997, the Company completed the acquisition of several dental facilities from three additional dental groups. Effective July 2, 1997, the Company completed the acquisition of one dental facility located in southern Florida from the Old Cutler Dental Associates, P.A. ("Old Cutler"). Effective September 26, 1997, the Company completed the acquisition of one dental facility located in central Tennessee from Robert T. Winfree, D.D.S., P.C. ("Winfree"). Effective November 7, 1997, the Company completed the acquisition of Stratman Management Group ("Stratman") and its six dental facilities located in Indiana. The purchase price of these facilities consisted of $5.0 million in cash less discharge of liabilities related to the purchased assets. Funding for the acquisitions was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisitions, the Company entered into forty-year agreements to manage the dental practices which are operating in the dental facilities. Each acquisition was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. In accordance with the transaction, the management agreement resulted in fair value of an intangible asset of $6.2 million which is currently being amortized over 40 years.

     During the fourth quarter of 1997, management evaluated goodwill impairment pursuant to the Company's existing policy. The evaluation indicated no impairment which was deemed contrary to events occurring in the fourth quarter. The events that led to this conclusion and to the Company experiencing declines in historic growth rates, pricing, and margins are as follows: predatory pricing of traditionally more expensive indemnity and preferred provider organization products, a significant penetration of the Company's market by large insurance carriers either by acquiring the Company's competitors or starting their own dental health maintenance organization (HMO), and difficulty the Company experienced in recruiting new panel dentists in certain markets where there was not full acceptance of the prepaid concept. These events combined with a significant unanticipated decrease in the growth of the overall dental HMO market forced the Company's projected growth rates from their historic levels of approximately 20% to 6% to 8% per annum. Although these events were occurring throughout 1997, the Company believed that historic growth rates could be achieved in 1998. However, it became apparent that new business and renewals, which are traditionally sold in the fourth quarter for the following year, did not support this assertion.

     Consistently applying the historical policy mentioned above did not result in the recognition of impairment which was inconsistent with the events that had occurred in the Company's business. Therefore, management concluded that its accounting policy pursuant to APB No. 17 for assessing recoverability of goodwill not identified with assets subject to an impairment loss should be changed from an undiscounted approach to a discounted approach as an estimate of fair value.

     The Company's discounted cash flow analysis was calculated using projections for a period of 5 years and a discount rate and terminal value multiple that would be customary for evaluating current dental benefit company transactions and multiples. At December 31, 1997 the discount rate and the terminal multiple used was 13% and 7, respectively. The assumptions were selected by utilizing a weighted average cost of capital and multiple for the Company's peer group. In addition, the Company estimated a growth rate of 6% per annum. The assumptions used in this analysis represent management's best estimate of future results. However, actual results could differ from these estimates.

     As a result of this accounting change, the goodwill attributable to the acquisition of CompDent was reduced from $32.1 million to $13.9 million. Additionally, the goodwill attributable to the acquisition of Dental Care Plus was reduced from $39.1 million to $8.8 million, DentiCare was reduced from $14.4 million to $6.0 million and AMDP and DDV was reduced from $2.1 million to $0, or a total reduction of $59.0 million. The goodwill associated with these acquisitions is being amortized over the remaining forty-year life.

     Effective January 2, 1998, the Company completed the acquisition of five dental facilities from Michael H. Reznik, D.D.S., P.C. ("Reznik"). The dental facilities are located in Atlanta, Georgia. The purchase price consisted of $3.5 million in cash less discharge of liabilities related to the purchased assets. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices, which are operating in the dental facilities. The acquisition of Reznik was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. In accordance with the transaction, the management agreement resulted in fair value of an intangible asset of $5.1 million which is being amortized over 40 years.

     Effective April 30, 1998, the Company completed the acquisition of two dental facilities from R. Kendall Roberts, D.D.S., P.C., d/b/a Newhealth Dental Group, ("Roberts"). The dental facilities are located in Fort

Smith, Arkansas. The purchase price consisted of $1.4 million in cash. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices, which are operating in the dental facilities. The acquisition of Roberts was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. There were no liabilities, material assets acquired or material transaction costs incurred. In accordance with the transaction, the management agreement resulted in fair value of an intangible asset of $1.4 million which is being amortized over 40 years.

RESULTS OF OPERATIONS

  Year ended December 31, 1998, compared to the year ended December 31, 1997

     Revenues increased by $14.6 million, or 9.2%, to $173.3 million in 1998 from $158.7 million in 1997. Of the increase, $14.1 million was attributable to an increase in affiliated practice revenues at DHMI and $2.2 million was attributable to management fees received from Dental Health Development Corporation ("DHDC"), which commenced operations in the third quarter of 1997. The increase was offset by a reduction in subscriber premiums and other revenue of $1.7 million for 1998, compared to 1997. The decrease in subscriber premiums and other revenue in 1998 as compared to 1997 was the result of factors beginning in the latter part of 1997 and continuing through 1998, including increased competition for subscribers and aggressive pricing by competitors, especially larger indemnity insurance companies via PPOs and indemnity insurance plans. A number of these larger competitors also entered the dental HMO market by either acquiring small dental HMO companies or starting their own dental HMO plans. The inability to increase subscribers also had a significant adverse effect on the Company's ability to expand its panel of dentists. This in turn has made it more difficult to attract new subscribers. In addition, growth through acquisitions in 1998 was more difficult to achieve because of an overall increase in acquisition prices as well as the fact the Company's inability to finance acquisitions through the issuance of its stock due to its reduced stock price.

     Dental care providers' fees and claim costs decreased $3.2 million, or 3.9%, to $78.5 million in 1998 from $81.7 million in 1997. Dental care providers' fees represent capitation payments paid to Panel Dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to Panel Dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under certain non-capitated plans. The decrease in dental care providers' fees and claim costs was due in part to a $2.0 million unusual charge in 1997 associated with the settlement of the risk-sharing provisions of one of its indemnity relationships. The remainder of the decrease was due to the decrease in subscriber premiums. Dental care providers' fees and claims costs decreased to 55.1% from 56.9% of subscriber premiums in 1998 and 1997, respectively. In December 1997, the Company settled the claims of certain of its participating dentists with respect to the failure to make capitation payments to the participating dentists for the period of time between when the affected subscribers enrolled and the time at which the subscribers selected a dentist. In connection with its settlement of these claims, various subsidiaries of the Company amended their Participating Dentist Agreements to provide that they will pay capitation fees to the dentist when there has been a delay between the time a subscriber initially enrolled in the dental plan and the date they selected a dentist for all subscribers who enroll after January 1, 1999. Although the Company believes the impact of the amendments will have an insignificant effect on providers' fees and claim costs, no reasonable estimate of this effect can be made at this time.

     Commission expense increased $0.2 million, or 1.5%, to $13.5 million in 1998 from $13.3 million in 1997. The increase reflects a shift in emphasis toward reliance on independent agents and away from a larger direct sales force. As a percentage of subscriber premiums, commissions increased to 9.5% in 1998 from 9.3% in 1997.

     General and administrative and DHMI operating expenses increased $9.4 million, or 21.2%, to $53.7 million in 1998 from $44.3 million in 1997. Of the increase, $16.4 million was the result of expenses related to the generation of affiliated practice revenue from DHMI which was offset by the absence in 1998 of the $7.4 million in unusual charges which were recorded in the fourth quarter of 1997. The unusual charges included a reserve for a surplus note ($2 million), reserve for incurred practice management startup costs ($1.4 million), litigation settlement costs ($1.6 million) and other costs ($2.4 million). As a percentage of total revenues, this expense increased to 31.0% in 1998 from 27.9% in 1997.

     Depreciation and amortization expense, including goodwill impairment, decreased $59.2 million, or 91.5%, to $5.5 million in 1998 from $64.7 million in 1997. This decrease was primarily due to the $59.0 million in write-offs for goodwill impairment in the fourth quarter of 1997. The goodwill impairment resulted from the Company's determination that the recoverability of goodwill should be determined through discounted projections of future cash flows instead of un-discounted cash flows, utilizing an economic rate of return that would be customary for evaluating the present value of future cash flows of current dental benefit company transactions. The remaining $0.2 million decrease was comprised of a decrease in goodwill amortization from 1997 to 1998 of $1.4 million due to the goodwill impairment which was offset by an increase from 1997 to 1998 of $1.2 million in depreciation expense derived from purchases of leasehold improvements and dental equipment for the Company's dental office management business. Effective January 1, 1999, the Company has implemented a change in estimate, for the dental office management business, from 40 to 25 years, to amortize the remaining intangible assets prospectively using the remaining life as of January 1, 1999. The remaining life will be calculated using the original purchase date. This change in estimate will result in an increase of amortization from 1998 to 1999.

     Interest income increased $0.2 million, or 28.6%, to $0.9 in 1998 from $0.7 in 1997. This increase was primarily due to a shift in investing cash in higher yielding liquid instruments.

     Interest expense increased $1.1 million, or 34.4%, to $4.3 million in 1998 from $3.2 million in 1997. The Company had $55.5 million of debt outstanding at December 31, 1998. The increase was primarily related to interest on additional debt incurred to finance DHMI acquisitions during the third and fourth quarters in 1997 and the first and second quarters of 1998. Any future acquisitions may cause the Company to incur additional indebtedness under its revolving credit facility or otherwise. The Pending Re-capitalization Transaction contemplates a substantial increase in the Company's indebtedness which will in turn increase the Company's interest expense.

     In 1998, the Company's effective income tax rate decreased to 43.0% compared with 48.3% (excluding the $59.0 million in write-offs for goodwill impairment) in 1997. The decrease is primarily attributable to the reduction of non-deductible goodwill amortization and an increased level of net income.

     As a result of the above mentioned factors, the net income for 1998 was $10.1 million, or $1.00 per share -- basic ($0.99 per share-diluted), compared to net loss of $53.7 million, or $5.32 per share -- basic and diluted, for 1997.

  Year ended December 31, 1997, compared to the year ended December 31, 1996

     Revenues increased by $17.6 million, or 12.5%, to $158.7 million in 1997 from $141.1 million in 1996. Of the increase, $6.1 million, was attributable to revenues contributed by DHMI and $1.8 was attributable to management fees received from DHDC, which commenced operations in 1997. The addition of AMDP and DDV and Dental Care Plus revenues following the acquisitions of these companies accounted for $0.9 million and $2.1 million, respectively, of this increase. Internal growth accounted for $6.7 million of the growth in subscriber premiums.

     Other revenue increased by $2.9 million, or 54.7%, to $8.2 million in 1997 from $5.3 million in 1996. The increase was primarily attributable to $2.0 million of Dental Care Plus third-party administrator fees and management fees in 1997 following the May 1996 Dental Care Plus acquisition.

     Dental care providers' fees and claim costs increased $8.3 million, or 11.3%, to $81.7 million in 1997 from $73.4 million in 1996. Dental care providers' fees represent capitation payments paid to panel dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under certain non-capitated plans. The increase in dental care providers' fees and claim costs was due in part to a $2.0 million unusual charge associated with the settlement of the risk-sharing provisions of one of its indemnity relationships. Dental care providers' fees and claims costs increased to 57.0% from 54.1% of subscriber premiums in 1997 and 1996, respectively. The increase was partially the result of the unusual charge mentioned above.

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

     Premium taxes remained the same in 1997 as a percentage of subscriber premiums at 0.7%

     General and administrative expenses increased $13.9 million, or 45.7%, to $44.3 million in 1997 from $30.4 million in 1996. As a percentage of total revenues, this expense increased to 27.9 % in 1997 from 21.5% in 1996. Of this increase, $5.0 million, or 35.5%, was related to the operating costs of DHMI's dental facilities. This increase as a percentage of revenues is due to higher general and administrative costs ($2.1 million or 14.8%) added following the January startup of DHMI. The remaining increase related to the $7.4 million in unusual and one-time charges which were recorded in the fourth quarter of 1997. The unusual and one-time charges included a reserve for a surplus note ($2 million), reserve for incurred practice management startup costs ($1.4 million), litigation settlement costs ($1.6 million) and other costs ($2.4 million). The other costs consisted of the following amounts: $700 revenue reserve, $525 termination benefits, $313 office closures and consolidations, $250 legal expenses related to litigation settlement, $295 of costs related to a proposed business combination that was never consummated, and $250 of other miscellaneous charges. The increases were partially offset by a $0.6 million decrease from further assimilation of acquired business, which resulted in reductions of general and administrative costs.

     Depreciation and amortization expense increased $59.5 million, or 115.5%, to $64.7 million in 1997 from $5.2 million in 1996. This includes $59.0 million in write-offs for goodwill impairment. The goodwill impairment resulted from the Company's determination that the recoverability of goodwill should be determined through discounted projections of future flows instead of un-discounted cash flows, utilizing an economic rate of return that would be customary for evaluating the present value of future cash flows of current dental benefit company transactions. Depreciation expense increased $600,000 due to additional office furniture, equipment, and leasehold improvements and capital expenditures at DHMI.

     Interest income increased from $0.6 million in 1996 to $0.7 in 1997. This increase is primarily attributed to the rise in interest rates and a concerted effort to invest cash in higher yielding instruments.

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

     As a result of the above mentioned factors, the net loss for 1997 was $53.7 million, or $5.32 per share -- basic and diluted, compared to net income of $9.9 million, or $0.98 per share -- basic and $0.97 per share -- diluted, for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of cash in 1998 was $8.0 million provided by operating activities. The primary uses of cash for the period were the acquisitions of Reznik and Roberts and capital expenditures related to the expansion of the Company's dental practice management business.

     Cash flows from operating activities were $8.0 million and $4.3 million for 1998 and 1997, respectively. Cash flows from operations consist primarily of subscriber premiums and affiliated practice revenue net of capitation payments to panel dentists, claims paid, brokers' and agents' commissions, general and administrative expenses, and income tax payments. The Company receives some premium payments in advance of anticipated capitation payments and claims and invests cash balances in excess of current needs in interest-bearing accounts.

     Cash used in investing activities was $17.6 million in 1998 and $24.9 million in 1997. The decrease, in 1998, relates primarily to decreased use of cash for acquisitions of dental practices which was partially offset by an increased use of cash for build out of dental offices and purchases of leasehold improvements and dental equipment. Capital expenditures increased $8.4 million in 1998 from $4.0 million in 1997, due primarily to purchases of leasehold improvements and dental equipment for the Company's dental office management business, and telephone and computer purchases. The Company has entered into a joint venture with Golder, Thoma, Cressey, Rauner Fund V, a leading private equity firm ("GTCR"), relating to the development of 35 to 50 de novo dental offices within the next two years. The Company invested approximately $1.5 million in DHDC and owns 150 shares of its Series B Preferred Stock. The Series B Preferred Stock is voting but the Company's voting interest represents less than 1 percent of the voting shares. The Company's ownership of the Series B Preferred Stock allows the Company to elect one of six members of the Board of Directors. While it is not exercisable until February 28, 2001, the Company has the unilateral option to purchase all of the outstanding shares of voting stock. The rights under the option terminate on August 30, 2003. The Company does not have any requirements, directly or indirectly, to exercise its rights under the option. The Company carries its investment in DHDC at cost. Under the joint venture with GTCR, the Company has agreed to fund certain development costs (including the purchase of dental equipment, supplies, and leasehold improvements) in an amount equal to amounts funded by GTCR in connections with the joint initiative, not to exceed $15.0 million. At December 31, 1998, the Company had funded approximately $10.0 million of this $15.0 million commitment.

     The Company, through DHMI, a wholly-owned subsidiary of the Company, has entered into an Administrative Service Agreement with DHDC whereby DHMI provides DHDC a range of services, including the services of a management team, business development, and managed care contracting, as well as a variety of other financial, administrative, and support services. DentLease, Inc., a wholly owned subsidiary of the Company, also leases facility space and equipment to DHDC. The lease arrangements are at arm's length and provide for monthly fair market value rental payments.

     Cash flows used in financing activities in 1998 were $1.1 million, representing repayments under the Company's revolving line of credit. Cash flows from financing activities in 1997 were $15.6 million, primarily representing borrowings under the Company's revolving line of credit to finance the acquisitions of various dental care practices and to repay inter-company borrowings to its regulated subsidiary companies at quarter-ends.

     On June 30, 1995, the Company obtained a reducing revolving $35 million line of credit (the "Credit Facility") from banks. On July 5, 1995, to partially finance the acquisition of CompDent, the Company borrowed $25 million under the Credit Facility. On May 3, 1996, the Credit Facility was amended to increase the available line of credit to $65 million. On May 7, 1996, the Company borrowed $38 million under the Credit Facility to finance the acquisition of Dental Care Plus. The Credit Facility, pursuant to a second amendment entered into on March 16, 1998 requires a 50% reduction in available borrowings on December 31, 1999, and expiration of the Credit Facility on December 31, 2000. Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus up to 1/4% or LIBOR plus up to 1 3/4%, with the margin over the prime rate and LIBOR decreasing as the ratio of consolidated debt to EBITDA decreases. Currently borrowings under the Credit Facility bear interest at the LIBOR-based rate. The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits the Company from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments; and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's direct and indirect subsidiaries. The Company was in technical default of certain financial ratios periodically throughout 1998 and at December 31,

1998, primarily due to the significant capital expenditures associated with DHMI operations. The Company has received a waiver with respect to all such violations. On August 10, 1998, the Company entered into the Fourth Amendment which adjusted one of the financial ratios to acknowledge the increased capital expenditures. On March 23, 1999, the Company entered into the Fifth Amendment which extends the required 50% reduction of the Credit Facility to March 31, 2000. On March 29, 1999, the Company entered into the Sixth Amendment which revised certain financial ratios. The Company had $55.5 million of borrowings outstanding as of December 31, 1998, under the Credit Facility.

     The Company believes that cash flow generated by operations will be sufficient to fund its normal working capital needs and capital expenditures for at least the next 12 months. Historically, the Company's operations have not been capital intensive; however, the Company's recent initiative in the establishment of dental offices through its subsidiary operation Dental Health Management, Inc. will present capital needs, the extent of which is indeterminate. Additional financing, under the Credit Facility or otherwise, will be required in connection with an acquisition or acquisitions which the Company may consummate in the future. The Pending Re-capitalization Transaction contemplates a substantial increase in the Company's indebtedness which will in turn increase the Company's interest expense.

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

     During the fourth quarter of 1997, the Company completed an extensive review of its operation and determined there were changes that occurred that necessitated a number of unusual and one-time charges for 1997. The charges include $2.0 million for the termination of an indemnity contract with risk-sharing provisions, $2.0 million for reserve for a surplus note, $1.6 million for litigation settlement costs, $1.4 million for a reserve for incurred practice management costs and $2.4 million in other costs. There was also $59.0 million in a write off for a goodwill impairment. Historically, the goodwill was reviewed on an undiscounted cash flow basis. It was determined that potential goodwill impairment should be analyzed on a discounted cash flow basis utilizing an economic rate of return that would be customary for evaluating the present value of future cash flows of current dental benefit company transactions. The Company believes that this method of valuation better reflects the performance of each acquisition.

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

     The statements in the following section include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

     The Company recognizes the significance of the Year 2000 problem and is executing a project to achieve Year 2000 readiness. The Company's goal is to have its major internal systems ready for the year 2000 by

December 31, 1998, and to complete testing of the major application systems, supporting hardware and operating systems by September 30, 1999. A dedicated machine has been put in place to undertake the appropriate Year 2000 validation testing. All major application systems, supporting hardware and operating systems appear to be Year 2000 capable. Secondary systems, such as desktop computers and phone systems, in field offices were addressed in 1998 and will continue to be addressed in early 1999. This goal allows for twelve months of internal testing prior to the year 2000. At September 30, 1999, if testing indicates the Company has not achieved Year 2000 readiness, a contingency plan will be established.

     The total cost associated with the required modifications or upgrades to become Year 2000 compliant is not expected to be material to the Company's financial position. Costs associated with the Year 2000 Project are being expensed as incurred. Funding for the program is being provided through the Company's normal budget with no additional funding allocated to the Company's information technology (IT) department due to the Year 2000 issues. The total estimated cost of the Year 2000 Project is approximately $300,000. The total amount expended on the Project through December 31, 1998, was $100,000, which includes costs of a project manager, programmers, upgrading of personal computers and replacing or upgrading field office phone systems. As mentioned above, the Company believes its crucial systems and software are Year 2000 compliant. If during testing it is determined that there are significant Year 2000 issues in these crucial systems and software, then costs could exceed $300,000. Even though the costs of the Year 2000 Project can not be estimated with absolute certainty, the Company does not believe that the amount to be spent will be material to the Company's results of operations, liquidity or financial condition.

     The Company is reviewing, and has initiated formal communications with, third parties which provide goods or services which are essential to the Company's operations in order to: (1) determine the extent to which the Company is vulnerable to any failure by such material third parties to remediate their respective Year 2000 problems: and (2) resolve such problems to the extent practicable. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. In response to the lack of readiness on the part of certain third-party customers, the Company is utilizing a rolling 100-year methodology in its interface programs for customer supplied data. The Company believes that, with the implementation of upgrades of select phone systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

RECENTLY ISSUED ACCOUNTING STANDARDS

     None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company for the fiscal year ended December 31, 1998 are set forth on pages F-1 through F-29 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        INFORMATION REGARDING DIRECTORS

     Set forth below is certain information regarding the Directors of the Company, including the Class III Directors who have been nominated for re-election at the Annual Meeting, based on information furnished by them to the Company.

                                                                    DIRECTOR
                            NAME                              AGE    SINCE
                            ----                              ---   --------
CLASS I-TERM EXPIRES 1999
Joseph E. Stephenson........................................  66      1993
William G. Jens, Jr. (1)....................................  52      1998
CLASS II-TERM EXPIRES 2000
Philip Hertik...............................................  48      1993
David F. Scott, Jr..........................................  57      1996
Phyllis A. Klock (2)........................................  53      1998
CLASS III-TERM EXPIRES 2001
David R. Klock..............................................  54      1993
Joseph A. Ciffolillo........................................  60      1995

---------------

(1) William G. Jens, Jr. was appointed to the Board on January 27, 1998.
(2) Phyllis A. Klock was appointed to the Board on February 20, 1998.

     The principal occupation and business experience for at least the last five years of each Director of the Company is set forth below.

     Joseph A. Ciffolillo has served as a Director of the Company since 1995. Mr. Ciffolillo retired from his position as Executive Vice President -- Office of the Chairman of Boston Scientific Corp. ("Boston Scientific"), a Massachusetts-based manufacturer of medical devices, in April 1996 after having served in that capacity since 1995. From 1987 to 1995, Mr. Ciffolillo was Chief Operating Officer of Boston Scientific. Mr. Ciffolillo currently serves on the Board of Directors of Innovative Devices.

     Philip Hertik has served as a Director of the Company since June 1993. Mr. Hertik has been a Principal at the firm of P. Hertik & Associates, Inc. since January 1996. He also served as President of Dental Health Management Inc., a wholly owned subsidiary of the Company, from January, 1997 to June, 1998. Mr. Hertik served as the Chief Executive Officer of Coventry Corporation ("Coventry"), a managed health care company, from June 1992 to December 1995, and as a director of Coventry from August 1990 to December 1995. From November 1990 to June 1992, he was President and Chief Operating Officer of Coventry.

     William G. Jens, Jr., CPA, Ph.D. has served as a Director of the Company since January 1998 and was appointed Executive Vice President of Dental Health Management, Inc., a wholly owned subsidiary of the Company, in July 1998. Dr. Jens has also served as Senior Vice President of Finance of the Company from July 1997 through January 1998. Dr. Jens, who has served as a consultant to CompDent since 1993, has more than 20 years of experience as a senior financial officer in the chemical and agricultural industries. Dr. Jens has also been serving as Chairman of the accounting department of Stetson University and Director of the M.E. Rinker, Sr., Institute of Tax and Accountancy.

     David R. Klock, Ph.D. was appointed President of the Company in 1991 and Chairman, President and Chief Executive Officer in 1993, has served a Director of the Company since June 1995 and currently serves as Chairman and Chief Executive Officer. Dr. Klock was a Professor of Finance and Insurance at the University of Central Florida from 1981 through 1991, when he joined the Company on a full-time basis.

     Phyllis A. Klock became associated with the Company in 1981 as a consultant. She joined the Company on a full-time basis in 1986 as Vice President of Administration and was appointed Corporate Secretary in

1987, Senior Vice President, Corporate Secretary and Chief Administrative Officer in 1993, Executive Vice President in 1995 and President in January 1997. Ms. Klock was appointed to the Board and became Chief Operating Officer of the Company on February 20, 1998. Prior to becoming associated with the Company, Ms. Klock served as an academic administrator and held various management positions with two insurance companies.

     David F. Scott, Jr., Ph.D. became a Director of the Company on February 1, 1996. Dr. Scott is a Holder, Phillips-Schenck Chair in American Private Enterprise, is Executive Director of the Dr. Phillips Institute for the Study of American Business Activity and has been Professor of Finance at the College of Business Administration, University of Central Florida since 1982. Prior to 1982, Dr. Scott served as Head of the Department of Finance, Insurance and Business Law at Virginia Polytechnic Institute and State University. Dr. Scott also serves on the economic forecasting panel (Livingston Survey) of the Federal Reserve Bank of Philadelphia and is a member of the Board of Economists of Florida Trend magazine.

     Joseph E. Stephenson has served as Director of the Company since June 1993. Mr. Stephenson is currently serving as Chairman and Chief Executive Officer of Washington Life and has been serving in that capacity since 1995. Mr. Stephenson served as Chairman of the Board of Directors, President and Chief Executive Officer of Shenandoah Life Insurance Company from August 1989 through June 1993, when he retired.

                               EXECUTIVE OFFICERS

     Set forth below is certain information regarding each of the executive officers of the Company as of March 1, 1999, including their principal occupation and business experience for at least the last five years.

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
David R. Klock............................  54    Chairman and Chief Executive Officer(1)
Phyllis A. Klock..........................  53    President and Chief Operating Officer(1)
Bruce A. Mitchell.........................  43    Executive Vice President, General Counsel and
                                                  Secretary
Keith J. Yoder............................  46    Executive Vice President, Treasurer and Chief
                                                  Financial Officer(2)

---------------

(1) David R. Klock and Phyllis A. Klock are husband and wife.
(2) Keith J. Yoder joined the Company and assumed this position effective January 1998.

     The principal occupation and business experience for at least the last five years of each executive officer of the Company, other than executive officers also serving as Directors, are set forth below.

     Bruce A. Mitchell, Esq. was appointed Executive Vice President and General Counsel of the Company in February 1996 and assumed the additional role of Secretary in January 1997. Mr. Mitchell was formerly a Partner in the Melbourne, Florida law firm of Reinman, Harrell, Mitchell & Wattwood, P.A., from 1985 through February 1996, where Mr. Mitchell served as corporate counsel to the Company beginning in 1982.

     Keith J. Yoder joined the Company as Executive Vice President and Chief Financial Officer in January 1998. From July 1997 to November 1997, Mr. Yoder served as Chief Financial Officer of GranCare, Inc. ("GranCare") and as its Senior Vice President, Controller and Treasurer from July 1995 to June 1997. Prior to the merger of Evergreen Healthcare, Inc. ("Evergreen") with GranCare in July 1995, he served as Vice President and Chief Financial Officer of Evergreen (since January 1992), as Secretary of Evergreen (since June 1993) and as Treasurer of Evergreen (since December 1993). From December 1992 to June 1993, Mr. Yoder served as Vice President of National Heritage, Inc. ("NHI") and as the Chief Financial Officer and Secretary of NHI from January 1993 to June 1993. Mr. Yoder served as Area Controller for ARA Living Centers from 1989 to 1992.

     Each of the executive officers holds his or her respective office until the regular annual meeting of the Board following the annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers and Directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock (collectively, "Section 16 Persons"), to file initial reports of ownership and reports of changes in ownership with the Commission and Nasdaq.
Section 16 Persons are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that no Section 16(a) reports were required for such persons, the Company believes that during fiscal year ended December 31, 1998, the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

                             DIRECTOR COMPENSATION

     Directors who are officers or employees of the Company receive no compensation for service as Directors. Directors who are not officers or employees of the Company receive such compensation for their services as the Board may from time to time determine. Each of Messrs. Ciffolillo, Scott and Stephenson received an annual fee of $20,000 for service on the Board and its committees. Mr. Hertik received $5,000 for service on the Board after leaving his officer position with the Company. All Directors are reimbursed for expenses incurred in connection with attendance at meetings. Under the Directors' Plan, each new non-employee Director will receive options to purchase 20,000 shares of Common Stock on the date such Director is initially elected or appointed to the Board. Dr. Jens was granted an option pursuant to the Directors' Plan to purchase 20,000 shares of Common Stock at an exercise price of $9.563 per share upon his appointment to the Board on January 27, 1998. On August 1, 1997, the Company amended the Directors' Plan to permit the grant of options to Directors in addition to those initially received at the discretion of the Board of Directors. In August 1997, each of Messrs. Scott and Ciffolillo received options to purchase 16,000 shares of Common Stock of the Company at an exercise price of $20.50. Each of these options vests annually in equal installments over a four-year period and expires ten years from the date of grant.

                             EXECUTIVE COMPENSATION

     The following sections of this Annual Report on Form 10K set forth and describe the compensation paid or awarded during the last three years to the Company's Chief Executive Officer and the four other most highly compensated executive officers and one former executive officer who earned in excess of $100,000 during the fiscal year ended December 31, 1998 (the "named executive officers").

SUMMARY COMPENSATION

     Summary Compensation. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the named executive officers during each of the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                                       ANNUAL          ----------------
                                                    COMPENSATION          SECURITIES
                                                --------------------      UNDERLYING       ALL OTHER(1)
      NAME AND PRINCIPAL POSITION        YEAR   SALARY($)   BONUS($)   OPTIONS(#)($)(2)   COMPENSATION($)
      ---------------------------        ----   ---------   --------   ----------------   ---------------
David R. Klock.........................  1998    250,009         --             --             14,043
  Chief Executive Officer                1997    237,506     74,000        120,000             12,491
                                         1996    200,000     88,000         80,000(2)          13,404
Phyllis A. Klock.......................  1998    215,000         --             --             10,244
  President and Chief                    1997    206,250     61,000         50,000             12,720
  Operating Officer                      1996    180,000     79,200         50,000(2)          13,258
Bruce A. Mitchell......................  1998    199,998         --             --             40,965
  Executive Vice President               1997    193,746     47,500         50,000             33,095
                                         1996    165,000     99,000         50,000(2)          18,580
Keith J. Yoder.........................  1998    194,845     58,192        100,000             13,334
  Executive Vice President(3)

---------------

(1) The figures for 1998 include premiums, grossed up for taxes, on life insurance policies paid by the Company of $2,474, $2,485, $2,296, and $2,517 on behalf of Dr. Klock, Ms. Klock, Mr. Mitchell and Mr. Yoder; insurance premiums for group long-term disability insurance policies paid by the Company of $1,500, $1,290, $1,200 and $1,200 on behalf of Dr. Klock, Ms. Klock, Mr. Mitchell, and Mr. Yoder, respectively; and $869, $869, $869 and $417 contributed by the Company under its 401(k) plan on behalf of Dr. Klock, Ms. Klock, Mr. Mitchell and Mr. Yoder, respectively. Such figures also include annual car allowances of $9,200, $5,600, $9,600 and $9,200 paid to Dr. Klock, Ms. Klock, Mr. Mitchell and Mr. Yoder, respectively; and a housing allowance of $27,000 paid to Mr. Mitchell.
(2) The number of shares underlying options granted in 1996 does not include options which such executives agreed to rescind in 1997.
(3) Mr. Yoder joined the Company on January 12, 1998.

     Option Grants. The following table sets forth certain information concerning the individual grant of options to purchase shares of Common Stock of the Company to certain named executive officers of the Company who received such grants during fiscal year ended 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL
                                                      INDIVIDUAL GRANTS                        REALIZABLE
                                     ----------------------------------------------------   VALUE AT ASSUMED
                                     NUMBER OF       PERCENT                                  ANNUAL RATES
                                     SECURITIES      OF TOTAL                                OF STOCK PRICE
                                     UNDERLYING      OPTIONS       EXERCISE                 APPRECIATION FOR
                                      OPTIONS        GRANTED        OR BASE                  OPTION TERM(1)
                                      GRANTED      TO EMPLOYEES    PRICE PER   EXPIRATION   -----------------
NAME                                    (#)       IN FISCAL YEAR    ($/SH)        DATE       5%($)      10%
----                                 ----------   --------------   ---------   ----------   -------   -------
Keith J. Yoder.....................   100,000(2)       75.2%         12.50       1/12/08

---------------

(1) This column shows the hypothetical gain or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full 10-year term of the options. The

    5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.
(2) Of these stock options 10,000 shares vested immediately upon the date of grant and 90,000 shares vest in equal annual increments over the four-year period ending January 12, 2002, subject to acceleration upon a sale of the Company.

     Option Exercises and Option Values. The following table sets forth information concerning the number and value of unexercised options to purchase Common Stock of the Company held by certain named executive officers of the Company who held such options at December 31, 1998. (None of the named executive officers of the Company exercised any stock options during fiscal year ended 1998.)

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                     OPTIONS AT DECEMBER 31,           AT DECEMBER 31,
                                                             1998(#)                     1998($)(1)
                                                   ---------------------------   ---------------------------
NAME                                               EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                               -----------   -------------   -----------   -------------
David R. Klock...................................    130,000        70,000         *              *
Phyllis A. Klock.................................     71,250        28,750         *              *
Bruce A. Mitchell................................     71,250        28,750         *              *
Keith J. Yoder...................................     10,000        90,000         *              *

---------------

  * These options are out of the money.
(1) Based on the last reported sale price on the Nasdaq National Market on December 31, 1998 of $10.38 less the option exercise price.

COMPENSATION AND OPTIONS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Since July 1993, all decisions with respect to executive officer compensation have been made by the Compensation and Options Committee. The Compensation and Options Committee reviews and makes recommendations regarding the compensation for senior executives of the Company, including salaries and bonuses. The members of the Compensation and Options Committee for Fiscal 1998 were Messrs. Ciffolillo, Jens, Scott and Stephenson.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     The Company has entered into employment agreements with each of David R. Klock, Phyllis A. Klock, Bruce A. Mitchell and Keith J. Yoder on July 6, 1998. The agreements generally provide for continuation of base salary, pro rated bonus payments and continuation of certain benefits for two years following termination of employment without cause or in the event of a breach by the Company. Upon termination of employment without cause by the Company or for reason by the executive within two years following a change of control of the Company (as defined), the Company shall pay severance in the amount equal to up to three times the executive's base salary and, average bonus received by the executive for the three most recently completed years and continuation of certain benefits. Further, following a change in control, David R. Klock and Phyllis A. Klock are entitled to receive $1,000,000 and $750,000, respectively, if they agree (i) to remain employed by the Company until the first anniversary of the consummation of a change in control; (ii) to be bound by an extended period of time by certain non-competition provisions, and (iii) provide certain consulting services to the Company. The Employment Agreement of Bruce A. Mitchell provides that should his Employment Agreement be terminated (for any reason) prior to the third anniversary following a change in control, he shall be entitled to receive payments in the amount of $200,000 annually for an extended period of two-and-a-half years provided he (i) agrees to be bound for an extended period of time by certain non-competition provisions, and (ii) provide certain consulting services to the Company. Each of the executives is subject to a multi-year restriction on competition with the Company following termination of employment for any reason.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     PRINCIPAL AND MANAGEMENT STOCKHOLDERS

     The following table sets forth, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of the date indicated by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock as of December 31, 1998, (ii) each of the Company's Directors as of March 1, 1999,
(iii) each of the named executive officers in the Summary Compensation Table as of March 1, 1999 and (iv) all of the Company's executive officers and Directors as a group as of March 1, 1999.

                                                                  BENEFICIAL
                                                                 OWNERSHIP(2)
                                                              -------------------
NAME OF BENEFICIAL OWNER(1)                                    SHARES     PERCENT
---------------------------                                   ---------   -------
The Kaufman Fund, Inc. .....................................  1,158,300     11.5
FMR Corporation(3)..........................................  1,011,300    10.00
Dimensional Fund Advisors, Inc.(4)..........................    696,300     6.88
Strong Capital Management, Inc.(5)..........................    656,375     6.49
J. & W. Seligman & Co. Incorporated(6)......................    471,300     4.66
Joel M. Greenblatt(7).......................................    593,600     5.87
The Prudential Insurance Company of America(8)..............    580,100     5.73
David R. Klock(9)...........................................    332,139     3.28
Phyllis A. Klock(10)........................................    239,444     2.37
Bruce A. Mitchell(11).......................................     78,149        *
Keith J. Yoder(12)..........................................     32,800        *
William G. Jens, Jr.(13)....................................     15,400        *
Joseph A. Ciffolillo(14)....................................     10,000        *
Philip Hertik(15)...........................................     18,000        *
David F. Scott, Jr.(16).....................................     10,000        *
Joseph E. Stephenson(17)....................................     19,000        *
All executive officers and Directors as a group (9
  persons)(18)..............................................    754,932     7.46

---------------

   * Represents less than 1% of the outstanding shares.
 (1) The address of The Kaufman Fund, Inc. is 140 E. 45th Street, 43rd Floor, New York, NY 10017. The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109. The address of Dimensional Fund Advisors, Inc. ("Dimensional") is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 96401. The address of Strong Capital Management, Inc. ("Strong") is 100 Heritage Reserve, Menomone Falls, WI 53051. The address of J. & W. Seligman & Co. Incorporated ("JWS") is 100 Park Avenue, New York, NY 10017. The address of Joel M. Greenblatt is 100 Jericho Oradrangle, Suite 212, Jericho, NY 11253. The address of The Prudential Insurance Company of America ("Prudential") is 751 Broad Street, Newark, NJ 07102-3777. Information with respect to the beneficial owners of more than 5% of the outstanding Common Stock is based solely on information provided to the Commission and the Company.
 (2) All percentages have been determined as of March 1, 1999 in accordance with Rule 13d-3 under the Exchange Act. As of the March 1, 1999, a total of approximately 10,115,189 shares of Common Stock were issued and outstanding and options to acquire a total of 529,750 shares of Common Stock were exercisable within 60 days.
 (3) As reported on the Schedule 13G filed with the Commission by FMR Corp., such figure constitutes 618,400 shares of which Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner as a result of acting as investment adviser to the Fidelity Low-Priced Stock Fund (the "Fund"). The Fund owned all 618,400 shares beneficially owned by FMR Corp. According to the Schedule 13G filed with the Commission by FMR Corp., each of Edward C. Johnson, FMR Corp. and the Fund has the sole power to dispose of the shares held by the Fund, but sole power to vote or direct the voting of such shares resides with the Fund's Board of Trustees.
 (4) As reported on the Schedule 13G filed with the Commission by Dimensional, it is an investment advisor registered under the Investment Advisors Act of 1940, and possesses voting and investment power over the 696,300 shares owned by its portfolios. Dimensional disclaims all beneficial ownership in such shares.
 (5) As reported in the Schedule 13G filed with the Commission by Strong, Strong is an investment advisor registered under the Investment Advisors Act of 1940, and has been granted discretionary depositive power and in some instances has voting power over its clients' securities. Richard S. Strong, as the Chairman of the Board and principal shareholder of Strong, may be deemed to beneficially own the shares held by Strong.
 (6) As reported on the Schedule 13G filed with the Commission by JWS, William
     C. Morris, as the owner of a majority of the outstanding voting securities of JWS may be deemed to beneficially own the shares held by JWS.
 (7) As reported in Schedule 13G filed with the Commission by Greenblatt, of the reported shares, 419,650 shares and 173,942 shares are beneficially owned respectively by Gotham Capital V, LLC and Gotham Capital VII, LLC, which entities may be deemed to be controlled by Greenblatt.
 (8) As reported on the Schedule 13G filed with the Commission by Prudential, Prudential holds 357,600 shares for the benefit of its general account and 202,300 shares for the benefit of its clients and its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates, over which Prudential may have direct or indirect voting and/or investment discretion.
 (9) Includes 145,000 shares which Dr. Klock may acquire upon the exercise of stock options within 60 days after the Record Date. Does not include 233,194 shares held by Dr. Klock's wife, Phyllis A. Klock, President and Chief Operating Officer of the Company, with respect to which Dr. Klock disclaims beneficial ownership.
(10) Includes 77,500 shares which Ms. Klock may acquire upon the exercise of stock options within 60 days after the Record Date. Does not include 317,139 shares held by Ms. Klock's husband, David R. Klock, Chairman and Chief Executive Officer of the Company, with respect to which Ms. Klock disclaims beneficial ownership.
(11) Includes 77,500 shares which Mr. Mitchell may acquire upon the exercise of stock options within 60 days after the Record Date.
(12) Represents 32,500 shares which Mr. Yoder may acquire upon the exercise of stock options within 60 days after the Record Date.
(13) Represents 15,000 shares which Mr. Jens may acquire upon the exercise of stock options within 60 days after the Record Date.
(14) Represents 10,000 shares which Mr. Ciffolillo may acquire upon the exercise of stock options within 60 days after the Record Date.
(15) Represents 18,000 shares which Mr. Hertik may acquire upon exercise of stock options within 60 days after the Record Date.
(16) Represents 10,000 shares which Dr. Scott may acquire upon the exercise of stock options within 60 days after the Record Date.
(17) Includes 18,000 shares which Mr. Stephenson may acquire upon the exercise of stock options within 60 days after the Record Date.
(18) Includes 485,250 shares which may be acquired upon the exercise of stock options within 60 days after the Record Date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The response to this Portion of Item 14 is submitted as a separate section of this Annual Report beginning on page F-1.

(a)(2) Schedules

     The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page S-1.

(a)(3) Exhibits

     Exhibits 10.7 through 10.19 and 10.29 through 10.33 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

     1. The following is a complete list of Exhibits filed or incorporated by reference as part of this Annual Report.

  EXHIBIT
    NO.                                    DESCRIPTION
  -------                                  -----------
   2.1         --  Agreement and Plan of Merger by and between CompDent
                   Corporation, TAGTCR Acquisition, Inc., and the Guarantors
                   dated as of July 28, 1998(16)
   2.2         --  Amended and Restated Agreement and Plan of Merger by and
                   between CompDent Corporation, TAGTCR Acquisition, Inc. and the Guarantors dated as of January 18, 1999(17)
   3.1         --  Amended and Restated Certificate of Incorporation(8)
   3.2         --  Amended and Restated By-laws(1)
   4.1         --  Specimen certificate for shares of the Company's Common
                   Stock(2)
   4.2         --  Shareholder Rights Agreement, dated as of August 16, 1996, between the Company and State Street Bank and Trust Company, as Rights Agent.(7)
   4.3         --  Certificate of Designations, Preferences, and Rights of a
                   Series of Preferred Stock of CompDent Corporation(11)
   4.4         --  Amendment to the Shareholder Rights Agreement between
                   CompDent Corporation, TAGTCR Acquisition, Inc., and the
                   Guarantors described therein dated as of July 28, 1998(16)
  10.1         --  First Amendment to the Credit Agreement among the Company,
                   American Prepaid, the lenders named therein and First Union
                   National Bank of North Carolina, as Agent, dated May 3,
                   1996(10)
  10.2         --  Parent Guaranty of the Company in favor of First Union
                   National Bank of North Carolina, dated July 5, 1995(4)
  10.3         --  Parent Pledge Agreement between the Company and First Union
                   National Bank of North Carolina, dated July 5, 1995(4)
  10.4         --  Borrower Pledge Agreement between American Prepaid and First
                   Union National Bank of North Carolina, dated July 5, 1995(4)
  10.6         --  Amended and Restated Investment and Stockholders' Agreement
                   dated as of April 26, 1995 among the Company, American
                   Prepaid, the Brains, the TA Investors, the Chestnut
                   Investors and the Management Investors(2)
  10.7         --  Non-Qualified Stock Option Agreement dated November 1, 1993 between Philip Hertik and the Company(3)

  EXHIBIT
    NO.                                    DESCRIPTION
  -------                                  -----------
  10.8         --  Non-Qualified Stock Option Agreement dated as of November 1,
                   1993 between Joseph E. Stephenson and the Company(3)
  10.9         --  Non-Qualified Stock Option Agreement dated as of September
                   25, 1995 between Joseph Ciffolillo and the Company(9)
  10.10        --  The Company's 1994 Stock Option and Grant Plan(3)
  10.11        --  Amended and Restated CompDent Corporation 401(k)
                   Standardized Profit Sharing Plan effective January 1,
                   1997(11)
  10.12        --  Form of Indemnity Agreement between the Company and each of its directors(2)
  10.13        --  The Company's Employee Stock Purchase Plan(9)
  10.14        --  The Company's Non-Employee Directors Stock Option Plan, as
                   amended(14)
  10.15        --  Form of Non-Qualified Stock Option Agreement under the
                   Company's Non-Employee Directors' Stock Option Plan(11)
  10.16        --  The Company's 1997 Stock Option Plan(12)
  10.17        --  Forms of Non-Qualified Stock Option Agreement under the
                   Company's 1994 Stock Option and Grant Plan and 1997 Stock
                   Option Plan(12)
  10.18        --  Forms of Non-Qualified Stock Option Agreement issued in connection with that certain Asset Purchase Agreement dated
                   June 13, 1997 by and among the Company, Dental Health
                   Management, Inc., DentLease, Inc., Workman Management Group,
                   Ltd., Associated Dental Professionals, Ltd., Premier
                   Management Group, Ltd., Supreme Dental Management, Ltd.,
                   Elite Management Group, Ltd., Paramount Dental Management,
                   Ltd. and the Stockholders thereof(13)
  10.19        --  Agreement by and between Shenandoah Life Insurance Company and American Prepaid, effective December 27, 1993(3)
  10.20        --  Agreement by and between Shenandoah Life Insurance Company and ADP-NC, effective January 20, 1994(3)
  10.21        --  Agreement by and between Shenandoah Life Insurance Company and ADP-GA, effective January 20, 1994(3)
  10.22        --  Agreement by and between Shenandoah Life Insurance Company and ADP, effective January 20, 1994(3)
  10.23        --  Agreement by and between Shenandoah Life Insurance Company and American Dental Plan of Alabama, Inc., effective January
                   20, 1994(3)
  10.24        --  Agreement by and between Shenandoah Life Insurance Company and American Prepaid Dental Plan of Ohio, Inc., effective
                   January 20, 1994(3)
  10.25        --  Prepaid Product Marketing/Administration Agreement by and
                   between The Centennial Life Insurance Company and CompDent
                   Corporation, effective January 1, 1995(1)
  10.26        --  Indemnity Products Marketing/Administrative Agreement by and
                   between the Centennial Life Insurance Company and CompDent
                   Corporation, effective January 1, 1995(1)
  10.27        --  Lease Agreement dated December 22, 1995, by and between
                   Mansell Overlook 100, LLC, and CompDent Corporation for
                   property located at 100 Mansell Court East, Roswell, GA
                   30076(7)
  10.28        --  Employment Contract between CompDent Corporation and David
                   R. Klock(15)
  10.29        --  Employment Contract between CompDent Corporation and Phyllis
                   A. Klock(15)
  10.30        --  Employment Contract between CompDent Corporation and Bruce
                   A. Mitchell(15)
  10.31        --  Employment Contract between CompDent Corporation and Keith
                   J. Yoder(15)
  10.32        --  Form of Employment Contract for Vice President(15)

  EXHIBIT
    NO.                                    DESCRIPTION
  -------                                  -----------
  13.1         --  Annual Report to Stockholders for the fiscal year ended
                   December 31, 1998(18)
  18.1         --  Letter of PricewaterhouseCoopers LLP
  21.1         --  Subsidiaries of the Company(11)
  23.1*        --  Consent of PricewaterhouseCoopers LLP
  27.1*        --  Financial Data Schedule (for SEC use only)

---------------

   * Filed herewith.
 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 4, 1995 (File No. 33-95444) and incorporated herein by reference thereto.
 (2) Filed as an exhibit to Pre-effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 27, 1995 (File No. 33-90316) and incorporated herein by reference thereto.
 (3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 14, 1995 (File No. 33-90316) and incorporated herein by reference thereto.
 (4) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 1995 and incorporated herein by reference thereto.
 (5) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 1996 and incorporated herein by reference thereto.
 (6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 filed with the Securities and Exchange Commission on May 15, 1996 and incorporated herein by reference thereto.
 (7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995 filed with the Securities and Exchange Commission on March 28, 1996 and incorporated herein by reference thereto.
 (8) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 1996 and incorporated herein by reference thereto.
 (9) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 18, 1996 (File No. 333-12227) and incorporated herein by reference thereto.
(10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996 filed with the Securities and Exchange Commission on August 14, 1996 and incorporated herein by reference thereto.
(11) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the Period ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997 and incorporated herein by reference thereto.
(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 filed with the Securities and Exchange Commission on July 14, 1997 and incorporated herein by reference thereto.
(13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997 filed with the Securities and Exchange Commission on November 13, 1997 and incorporated herein by reference thereto.
(14) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998 and incorporated herein by reference thereto.
(15) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998 and incorporated herein by reference thereto.

(16) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 1998 and incorporated herein by reference thereto.
(17) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 1999 and incorporated herein by reference thereto.

(b) Reports on Form 8-K

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

                                          COMPDENT CORPORATION

                                          By:      /s/ DAVID R. KLOCK
                                            ------------------------------------
                                            David R. Klock
                                            Chairman of the Board and
                                            Chief Executive Officer

Dated: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                           TITLE                    DATE
---------                                                           -----                    ----

                 /s/ DAVID R. KLOCK                    Chairman of the Board and Chief  March 31, 1999
-----------------------------------------------------    Executive Officer (Principal
                   David R. Klock                        Executive Officer) and
                                                         Director

                 /s/ KEITH J. YODER                    Chief Financial Officer and      March 31, 1999
-----------------------------------------------------    Treasurer (Principal
                   Keith J. Yoder                        Financial and Accounting
                                                         Officer)

                /s/ PHYLLIS A. KLOCK                   President and Chief Operating    March 31, 1999
-----------------------------------------------------    Officer and Director
                  Phyllis A. Klock

                /s/ JOSEPH CIFFOLILLO                  Director                         March 31, 1999
-----------------------------------------------------
                  Joseph Ciffolillo

                  /s/ PHILIP HERTIK                    Director                         March 31, 1999
-----------------------------------------------------
                    Philip Hertik

              /s/ WILLIAM G. JENS, JR.                 Director                         March 31, 1999
-----------------------------------------------------
                William G. Jens, Jr.

               /s/ DAVID F. SCOTT, JR.                 Director                         March 31, 1999
-----------------------------------------------------
                 David F. Scott, Jr.

              /s/ JOSEPH E. STEPHENSON                 Director                         March 31, 1999
-----------------------------------------------------
                Joseph E. Stephenson

                     COMPDENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                     COMPDENT CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                               PAGES
                                                               -----
Report of Independent Accountants...........................    F-2

Financial Statements:

Consolidated Balance Sheets December 31, 1998 and 1997......    F-3

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................    F-4

Consolidated Statements of Stockholders' Equity for the
  years
  ended December 31, 1998, 1997 and 1996....................    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................    F-6

Notes to Consolidated Financial Statements..................  F-7-F-29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CompDent Corporation and Subsidiaries

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of CompDent Corporation and its subsidiaries (collectively, the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 7 to the consolidated financial statements, in 1997, the Company changed its method of assessing the recoverability of Excess of Purchase Price over Net Assets Acquired (goodwill).

                                          PricewaterhouseCoopers LLP

Atlanta, Georgia
February 17, 1999, except as to the information presented in Note 8, for which the date is March 29, 1999

                     COMPDENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1998       1997
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents, including reverse
    repurchase agreements of $18,875 in 1997................  $ 11,263   $ 21,963
  Premiums receivable from subscribers......................     4,146      5,554
  Patient accounts receivable, net of allowance for
    doubtful accounts of $965 and $1,188....................     2,405      1,668
  Income taxes receivable...................................     1,561        175
  Deferred income taxes.....................................     2,161      5,081
  Other current assets......................................     3,788      2,842
                                                              --------   --------
         Total current assets...............................    25,324     37,283
                                                              --------   --------
Restricted funds............................................     2,674      2,321
Property and equipment, net of accumulated depreciation.....    16,288      6,292
Intangible assets...........................................    97,572     96,699
Reinsurance receivable......................................     5,539      5,331
Investment in DHDC..........................................     1,500      1,500
Other assets................................................     2,870      1,445
                                                              --------   --------
                                                              $151,767   $150,871
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Unearned revenue..........................................  $  9,207   $  9,538
  Accounts payable and accrued expenses.....................     7,814     14,918
  Accrued interest payable..................................        90        109
  Dental claims reserves....................................     1,848      1,502
                                                              --------   --------
         Total current liabilities..........................    18,959     26,067
                                                              --------   --------
  Aggregate reserves for life policies and contracts........     5,539      5,331
  Notes payable.............................................    55,459     56,595
  Deferred tax liability....................................       360      1,887
  Deferred compensation expense.............................       245        298
  Other liabilities.........................................       810        417
                                                              --------   --------
         Total liabilities..................................    81,372     90,595
                                                              --------   --------
Commitments and contingencies (See Notes 2, 4, 12 and 16)
Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized at December 31, 1998 and 1997, none issued at
    December 31, 1998 and 1997
  Common stock, $.01 par value, 50,000,000 shares authorized at December 31, 1998 and 1997, 10,115,189 and 10,112,629
    shares issued and outstanding at
    December 31, 1998 and 1997, respectively................       101        101
  Additional paid-in capital................................    97,647     97,618
  Retained deficit..........................................   (27,353)   (37,443)
                                                              --------   --------
         Total stockholders' equity.........................    70,395     60,276
                                                              --------   --------
                                                              $151,767   $150,871
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     COMPDENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             1998          1997          1996
                                                          -----------   -----------   -----------
Revenues:
  Subscriber premiums...................................  $   142,403   $   143,396   $   135,807
  Affiliated practice revenue...........................       23,387         7,113            --
  Other revenue.........................................        7,469         8,217         5,262
                                                          -----------   -----------   -----------
          Total revenue.................................      173,259       158,726       141,069
                                                          -----------   -----------   -----------
Expenses:
  Dental care providers' fees and claim costs...........       78,470        81,690        73,431
  Commissions...........................................       13,478        13,272        12,184
  Premium taxes.........................................          888         1,047         1,018
  DHMI operating expenses...............................       21,448         5,036            --
  General and administrative............................       32,262        39,283        30,394
  Depreciation and amortization.........................        5,542         5,735         5,153
  Goodwill impairment...................................           --        58,953            --
                                                          -----------   -----------   -----------
          Total expenses................................      152,088       205,015       122,180
                                                          -----------   -----------   -----------
          Operating income (loss).......................       21,171       (46,289)       18,889
                                                          -----------   -----------   -----------
Other (income) expense:
  Interest income.......................................         (875)         (725)         (585)
  Interest expense......................................        4,343         3,239         1,935
  Other, net............................................           --             2          (219)
                                                          -----------   -----------   -----------
          Total other expense...........................        3,468         2,516         1,131
                                                          -----------   -----------   -----------
          Income (loss) before provision for income
            taxes.......................................       17,703       (48,805)       17,758
Income tax provision....................................        7,613         4,900         7,866
                                                          -----------   -----------   -----------
  Net income (loss).....................................  $    10,090   $   (53,705)  $     9,892
                                                          ===========   ===========   ===========
  Net income (loss) per common share -- basic...........  $      1.00   $     (5.32)  $      0.98
                                                          ===========   ===========   ===========
  Net income (loss) per common share -- diluted.........  $      0.99   $     (5.32)  $      0.97
                                                          ===========   ===========   ===========
  Weighted average common shares outstanding............   10,112,629    10,098,323    10,048,513
                                                          ===========   ===========   ===========
  Weighted average common shares outstanding with
     dilutive securities................................   10,175,864    10,098,323    10,176,756
                                                          ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     COMPDENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                  COMMON
                                                                  STOCK        ADDITIONAL   RETAINED
                                                              --------------    PAID-IN     EARNINGS
                                                              SHARES   VALUE    CAPITAL     (DEFICIT)    TOTAL
                                                              ------   -----   ----------   ---------   --------
Balance, December 31, 1995..................................  10,016   $100     $95,707     $  6,370    $102,177
Issuance of Common Stock pursuant to option agreements......      48      1          65           --          66
Issuance of Common Stock pursuant to employee stock purchase
  plan......................................................       2     --          48           --          48
Net income..................................................      --     --          --        9,892       9,892
                                                              ------   ----     -------     --------    --------
Balance, December 31, 1996..................................  10,066    101      95,820       16,262     112,183
Issuance of Common Stock pursuant to purchase agreement (see
  Note 4)...................................................      40     --       1,141           --       1,141
Issuance of Common Stock pursuant to option agreements......       4     --          21           --          21
Issuance of Common Stock pursuant to employee stock purchase
  plan......................................................       3     --          53           --          53
Tax benefit from issuance of Common Stock (non-qualified
  options)..................................................      --     --         583           --         583
Net loss....................................................      --     --          --      (53,705)    (53,705)
                                                              ------   ----     -------     --------    --------
Balance, December 31, 1997..................................  10,113    101      97,618      (37,443)     60,276
Issuance of Common Stock pursuant to employee stock purchase
  plan......................................................       2     --          29           --          29
Net income..................................................      --     --          --       10,090      10,090
                                                              ------   ----     -------     --------    --------
Balance, December 31, 1998..................................  10,115   $101     $97,647     $(27,353)   $ 70,395
                                                              ======   ====     =======     ========    ========

  The accompanying notes are an integral part of these consolidated financial statements

                     COMPDENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                               1998       1997       1996
                                                              -------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $10,090   $(53,705)  $  9,892
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    5,542      5,735      5,248
    Goodwill impairment.....................................       --     58,953         --
    Gain on sale of assets held for sale....................       --         --       (174)
    Loss (gain) on sale of property and equipment, net......       --         53        (53)
    Bad debt expense........................................      774        183         --
    Deferred income tax expense.............................    1,393      2,136      1,526
    Changes in assets and liabilities:
      Premiums receivable from subscribers..................    1,408     (2,433)     1,813
      Patient receivables...................................   (1,511)    (1,029)        --
      Income taxes receivable...............................   (1,386)        71       (231)
      Other assets..........................................   (2,465)    (3,487)       (73)
      Unearned revenue......................................     (331)       (59)     (1445)
      Accounts payable and accrued expenses.................   (7,041)      (300)    (3,200)
      Income taxes payable..................................       --         --       (903)
      Other liabilities.....................................    1,571     (1,781)    (2,895)
                                                              -------   --------   --------
         Net cash provided by operating activities..........    8,044      4,337      9,505
                                                              -------   --------   --------
Cash flows from investing activities:
  Additions to property and equipment.......................  (12,393)    (3,985)    (2,394)
  Proceeds from sale of assets held for sale................       --         --        694
  Increase in restricted cash...............................     (353)      (175)      (607)
  Proceeds from sale of property and equipment..............       --         37        253
  Cash surrender value of life insurance....................      (41)       (28)        15
  Purchases of businesses, net of cash acquired.............   (4,850)   (20,770)   (62,462)
                                                              -------   --------   --------
         Net cash used in investing activities..............  (17,637)   (24,921)   (64,501)
                                                              -------   --------   --------
Cash flows from financing activities:
  Borrowings under credit agreement.........................   63,168     59,456     57,697
  Repayments under credit agreement.........................  (64,304)   (44,525)   (16,034)
  Loan fees paid............................................       --         --       (112)
  Proceeds from exercise of stock options...................       --         21         66
  Proceeds from employee stock purchase plan................       29         53         48
  Tax benefit realized from exercise of non-qualified stock
    options.................................................       --        583         --
  Other.....................................................       --         --        (98)
                                                              -------   --------   --------
         Net cash (used in) provided by financing
           activities.......................................   (1,107)    15,588     41,567
         Decrease in cash and cash equivalents..............  (10,700)    (4,996)   (13,429)
                                                              -------   --------   --------
Cash and cash equivalents, beginning of period..............   21,963     26,959     40,388
                                                              -------   --------   --------
Cash and cash equivalents, end of period....................  $11,263   $ 21,963   $ 26,959
                                                              =======   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $ 4,262   $  3,349   $  1,450
                                                              =======   ========   ========
    Income taxes............................................  $ 5,150   $  1,839   $  7,474
                                                              =======   ========   ========
Non-cash investing and financing activities:
  Stock issued in exchange for business acquired............            $  1,141
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

                     COMPDENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION

     CompDent Corporation and subsidiaries (collectively, the "Company") operate a system of dental benefit plans in more than 23 states. The Company's primary source of revenue is managed dental care plans offered either separately or together with a traditional indemnity insurance plan, underwritten by a third party, under a "dual-choice" plan. The Company markets its plans primarily through independent agents to private and governmental employers. Dental services are provided through a network of selected independent dentists who are responsible for each member's individual dental care. The Company currently conducts business principally in Florida, Georgia, Kentucky, Texas, Illinois, Indiana, and Ohio. For the years ended December 31, 1998, 1997, and 1996, Florida operations accounted for approximately 32%, 34%, and 35%, respectively, of the Company's revenues.

     The Company, through its subsidiary Dental Health Management, Inc. ("DHMI"), also manages dental practices which provide general dentistry services. Collectively, 36 dental offices located in Illinois, Florida, Tennessee, Georgia, Arkansas and Indiana are now being managed by DHMI. Based on the criteria set forth in the Emerging Issues Task Force (EITF) Issue No. 97-2 ("Issue 97-2"), these practices are consolidated with DHMI.

2. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, American Prepaid Professional Services, Inc. ("American Prepaid"), and through American Prepaid, the following wholly owned subsidiaries: American Dental Plan, Inc. (a Florida corporation), American Dental Plan of Georgia, Inc., American Prepaid Dental Plan of Ohio, Inc., American Dental Plan of Alabama, Inc., American Dental Plan, Inc. (a North Carolina corporation, ceased operations in July 1997), American Dental Plan of North Carolina, Inc., DentiCare, Inc. ("DentiCare"), UniLife Insurance Company ("UniLife"), CompDent Corporation , CompDent of Alabama, Inc., CompDent of Georgia, Inc., CompDent of Tennessee, Inc., HealthStream Services, Inc., Texas Dental Plans, Inc., National Dental Plans, Inc., Dental Plans International, Inc., Dental Provider Resources, Inc., Dental Care Plus Management Corp. ("Dental Care") and its wholly owned subsidiary, CompDent of Illinois, Inc., Diamond Dental of Arkansas, Inc., American Dental Providers of Arkansas, Inc., DentLease, Inc., and DHMI. All significant inter-company balances and transactions have been eliminated in consolidation.

     The Company consolidates the dental practices managed by DHMI based on the criteria set forth in EITF Issue 97-2. DHMI retains control of the nominee shareholder, as it can at all times, in its sole discretion without cause, establish or effect a change in the nominee shareholder and the naming of a new nominee shareholder without limitation as to the number of times a change is made. DHMI and the practice incur no more than a nominal cost, par value for the current agreements, to change the shareholder and are not subject to any significant adverse impact upon a change in the nominee shareholder.

     Segment Reporting -- In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     The financial information required includes a measure of segment profit or loss, certain specific revenue and expense items, segment assets and a reconciliation of each category to the general financial statements. The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in

                     COMPDENT CORPORATION AND SUBSIDIARIES
reporting segment information and those used in the general purpose financial statements, and changes in the measurement of segment amounts from period to period. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see
Note 21).

     Subscriber Premiums -- Managed care subscriber premiums revenue is recognized as earned over the related contract period. The unexpired portion of such revenue collected is reported as unearned revenue in the consolidated balance sheets. Indemnity dental and life premiums are recognized as earned on a pro rata basis over the risk coverage periods. Unearned premium reserves are provided for the portion of premiums written for dental and life insurance which relate to the unexpired coverage period.

     Affiliated Practice Revenue -- Affiliated or dental practice revenue is recognized as services are provided and includes fee-for-service revenue as well as revenue from contracts with capitated managed dental care plans for general dentistry services. Revenue is reported at estimated realizable amounts from third-party payors and patients for services rendered, net of contractual and other adjustments. Also included in affiliated practice revenue are contracted management fees for administrative services provided to Dental Health Development Corporation (DHDC) by DHMI.

     Other Revenue -- Other revenue consists of the following:

                                                               1998     1997     1996
                                                              ------   ------   ------
Indemnity income............................................  $1,554   $1,839   $1,558
HCS management fee (see Note 11)............................   1,640    3,103    1,749
Administrative services and other...........................   4,275    3,275    1,955
                                                              ------   ------   ------
          Total.............................................  $7,469   $8,217   $5,262
                                                              ======   ======   ======

     Dental Care Providers' Fees and Claim Costs -- The Company contracts with various independent dentists to provide services to covered enrollees. Most dentists participating in the managed dental care plan are compensated by the Company on a capitation basis which is a set per-member, per-month fee to provide certain dental care for members. Capitation expense is recorded based on the month of service beginning in the month a provider is selected by the enrollee. Indemnity dental and life, and specialty dental benefits not covered by capitation fees are charged to expense in the period that the claims are incurred.

     DHMI Operating Expense -- The Company considers all expenses associated with the direct management of dental facilities and patient care, excluding depreciation, amortization and allocated DHMI corporate expenditures, to be DHMI Operating Expenses.

     Advertising Costs -- Costs of advertising are expensed when incurred.

     Cash and Cash Equivalents -- The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Concentrations of Credit Risk -- The Company collects a significant amount of premium revenue before services are provided. However, in instances where this does not occur, the Company extends credit without requiring collateral. Management believes exposure to losses on receivables is minimal due to the nature of this business and the fact that the financial condition of the Company's groups is monitored closely. Also, the dental offices grant credit without collateral to their patients, most of whom are local residents and are insured under third-party payor agreements. The Company does not believe these receivables represent any significant concentration of credit risk.

     At December 31, 1997, the Company had $18,875 of U.S. government securities under agreements to resell them on a specified date. The carrying value of the agreements approximated fair market value because of the short maturity of the investments. The Company did not recognize any significant gain or loss when these reverse repurchase agreements were settled. Exclusive of the reverse repurchase agreements, the

                     COMPDENT CORPORATION AND SUBSIDIARIES

Company's cash and restricted funds in financial institutions exceeded the federally insured deposit limits by $13,821 and $3,992 at December 31, 1998 and 1997, respectively.

     Patient Accounts Receivable -- Current operations are charged with a provision for uncollectible accounts based upon circumstances which affect the collectibility of receivables. Accounts deemed uncollectible are charged against the allowance. Accounts receivable are also reported net of contractual adjustments which represent the difference between established billing rates and estimated reimbursement from patients and other third-party payors.

     Property and Equipment -- Property and equipment is carried at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of two to ten years of the related assets. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement, or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in income.

     Intangible Assets -- Intangible assets consist of the following amounts, net of amortization:

                                                               1998      1997
                                                              -------   -------
Excess of purchase price over net assets acquired
  (goodwill)................................................  $69,236   $74,028
Management agreements.......................................   28,334    22,268
Deferred financing costs....................................       --        78
Non-competition agreements..................................        2       325
                                                              -------   -------
                                                              $97,572   $96,699
                                                              =======   =======

     The goodwill arose from acquisitions of dental benefit entities and is being amortized on a straight-line basis over 40 years. Accumulated amortization, excluding impairment charges, at December 31, 1998 and 1997, was $10,918 and $8,999, respectively.

     In accordance with Accounting Principles Board Opinion (APB) No. 17, Intangible Assets, the recoverability of goodwill not identified with assets subject to an impairment loss is reviewed for impairment, on an acquisition by acquisition basis, whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future discounted cash flows for the applicable acquisition. The projections are for a period of 5 years using a discount rate and terminal value multiple that would be customary for evaluating current dental benefit company transactions and multiples. The Company believes this discounted cash flow approach approximates fair market value. The utilization of this policy resulted in an impairment charge of $58,953 being recognized in the fourth quarter of 1997 (see Note 7).

     The management agreements are entered into in connection with acquisitions of dental practices and are amortized on a straight-line basis over 40 years through December 31, 1998. In connection with the allocation of the purchase price to intangible assets generated from the dental practice group acquisitions (see Note 4), the Company analyzed the nature of each dental group practice with which a management agreement was entered into, including the number of dentists in each dental practice group, number of dental offices and ability to recruit dentists, the dental group practice's relative market position, the length of time each dental group practice has been in existence, and the term and enforceability of the management agreement. The management agreements are for a term of 40 years and cannot be terminated by the relevant P.C. without consent of the Company or without cause, consisting primarily of bankruptcy, material default, or failure to perform under the terms of the Agreement by the Company.

     The Company believes there is no material value allocable to the employment and non-compete agreements entered into between the P.C.s and the individual dentists, since the primary economic beneficiaries of these agreements are the P.C.s, which are entities that the Company does not legally control.

                     COMPDENT CORPORATION AND SUBSIDIARIES

The Company believes that the dental group practices operated by the P.C.s with which it has Management Agreements are long-lived entities with an indeterminable life and that the dentists, customer demographics and various contracts will be continuously replaced. Therefore, the entire amount of excess of purchase price over net assets acquired is allocated to the intangible asset management agreements. The Company periodically reviews the Agreements for indications of impairment. Accumulated amortization at December 31, 1998 and 1997, was $934 and $250, respectively.

     Effective January 1, 1999, the Company changed its estimate of the amortization period from 40 to 25 years. This change in estimate was made in response to indications that comparability to the policies of other entities in the industry and others using management agreements as controlling instruments is best achieved with a shorter amortization period. Future amortization will be calculated by subtracting the period from the purchase date to December 31, 1998 from 25 years and utilizing this amount to divide into the carrying amount of management agreements at December 31, 1998. Amortization expense for these agreements would have increased by approximately $432 had a 25 year amortization period been used for the year ended December 31, 1998.

     Deferred financing costs are amortized as an increase to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements (see Note 8). Accumulated amortization at December 31, 1998 and 1997, was $319 and $241, respectively.

     Non-competition agreements are amortized on a straight-line basis over the terms of the related agreements. Accumulated amortization at December 31, 1998 and 1997, was $3,088 and $2,765, respectively.

     The recoverability of the management agreements, the deferred financing costs and the non-competition agreements (collectively, the "identifiable intangible assets") is reviewed for impairment as required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the identifiable intangible assets. The recoverability of the identifiable intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that they may not be recovered. Management believes that there has been no impairment of the identifiable intangible assets as reflected in the Company's consolidated balance sheet as of December 31, 1998.

     The Company is subject to factors which could cause management to reassess its estimates of the realizability and/or the amortization periods of its goodwill and identifiable intangible assets. Specifically, changes in growth rates, the ability to expand the dental panel, competition from indemnity carriers and preferred provider organizations, and the ability to attract patients to DHMI dental practices are among the factors that could lead management to reassess the realizability and/or amortization periods of its goodwill and identifiable intangible assets.

     Investment in DHDC -- During 1997, the Company invested $1,500 in exchange for a 13% cash ownership and .15% voting interest in DHDC. DHDC is a dental management company specializing in developing and managing start-up dental practices. The Company has an option to purchase the remaining equity at specified dates. The Company does not have any requirements directly or indirectly to exercise its right under this option. The Company has agreed to fund certain development costs (including the purchase of dental equipment, supplies & leasehold improvements) not to exceed $15,000. At December 31, 1998, the Company had funded approximately $10,000 of this commitment.

     The Company does not have the ability to exert significant influence over the operations of DHDC and, therefore, carries its investment at cost.

                     COMPDENT CORPORATION AND SUBSIDIARIES

     Long-Lived Assets -- In accordance with SFAS No. 121, the Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

     Income Taxes -- Under Statement of SFAS No. 109, deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

     The Company and its subsidiaries file a consolidated U.S. federal income tax return. Subsidiaries are allocated a tax provision as if each subsidiary filed separate income tax returns.

     Dental Claims Reserves -- The Company's financial position includes liabilities associated with indemnity and specialty insurance coverage. Dental claims reserves include provisions for reported claims and claims incurred but not reported, including estimated claim adjustment expenses, based upon actuarial estimates which utilize the Company's historical claim development patterns. Estimates and assumptions with respect to the Company's dental claims reserves are required in accordance with generally accepted accounting principles. Actual results could differ from these estimates. Changes in these estimates are reflected in the results of operations in the period in which such changes occur.

     Aggregate Reserve for Policies and Contracts -- The Company's financial position includes liabilities associated with indemnity insurance coverage. Liabilities for future life policy benefits are computed by the net level premium method based upon estimated future investment yield, mortality and withdrawal assumptions, commensurate with the Company's experience. Assumed mortality is based on various industry published tables, modified as appropriate for the Company's actual experience. The Company no longer writes life policies and is fully reinsured for prior life policies (see Note 14).

     Comprehensive Income -- In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, that establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. The Company does not have any components of other comprehensive income as defined by SFAS No. 130, and accordingly, has not included such disclosure.

     Fair Value of Financial Instruments -- The carrying amount of the Company's cash and cash equivalents and restricted funds approximate fair value because of the short maturity of these instruments. The fair value of the Company's notes payable approximates its carrying amount because the interest rate associated with the debt is variable. The investment in DHDC is carried at cost as the Company does not maintain control or significant ownership. The Company's cost approximates the estimated fair value as of December 31, 1998 and 1997.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Earnings Per Share -- Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The number of common stock equivalents is determined using the treasury stock method. Options have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options.

     Reclassifications -- Certain amounts for 1997 have been reclassified to conform to the 1998 presentation.

                     COMPDENT CORPORATION AND SUBSIDIARIES

3. REGULATORY REQUIREMENTS AND RESTRICTED FUNDS

     The Company has restricted certificates of deposit bearing interest at variable rates as required by various state statutes. Additionally, the subsidiaries of American Prepaid are required to maintain certain levels of regulatory capital for statutory reporting. At December 31, 1998 and 1997, the various subsidiaries were required to cumulatively maintain approximately $4,302 and $3,927, respectively, in capital and surplus. Accordingly, the subsidiaries may be limited in their ability to pay dividends to American Prepaid, and it in turn to the Company.

4. BUSINESS COMBINATIONS

     Effective March 21, 1997, the Company completed the acquisition of American Dental Providers, Inc. ("AMDP"), and Diamond Dental & Vision, Inc. ("DDV"). The aggregate purchase price of $1,700 consisted of $500 in cash and $1,200 of Company common stock issued at fair market value. AMDP provides managed dental care services through a network of dental care providers, and DDV provides a vision plan and referral fee-for-service dental plan to the Arkansas market. The Company funded the cash portion of the purchase with cash available from operations. The acquisition of AMDP and DDV was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over fair value of net assets acquired of $2,400 which is being amortized over 40 years.

     The following is a summary of assets acquired, liabilities assumed and consideration paid in connection with the acquisition:

Fair value of assets acquired, including goodwill...........  $ 2,652
Cash paid and fair value of stock issued for assets
  acquired, net of cash acquired............................   (1,614)
Acquisition costs paid......................................     (416)
                                                              -------
Liabilities assumed.........................................  $   622
                                                              =======

     During the fourth quarter of 1997, the Company assessed the recoverability of goodwill, concluding that certain goodwill generated from the acquisitions of AMDP, and DDV was impaired (see Note 7).

     Effective July 2, 1997, the Company completed the acquisition of twenty-one dental facilities from The Workman Management Group, LTD ("Workman"). The dental facilities are located in central and southern Illinois. The purchase price consisted of $15,500 in cash, and funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices which are operating in the dental facilities. In accordance with the transaction, the management agreement resulted in the fair value of an intangible asset of $16,618, which is currently being amortized over 40 years (see Note 2). The acquisition of Workman was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition.

     The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

Fair value of assets acquired, including intangible
  assets....................................................  $ 17,828
Cash paid for assets acquired, net of cash acquired.........   (15,340)
Acquisition costs paid......................................      (990)
                                                              --------
Liabilities assumed.........................................  $  1,498
                                                              ========

     During the third and fourth quarter of 1997, the Company completed the acquisition of several dental facilities from three additional dental groups. Effective July 2, 1997, the Company completed the acquisition

                     COMPDENT CORPORATION AND SUBSIDIARIES
of one dental facility located in southern Florida from the Old Cutler Dental Associates, P.A. ("Old Cutler"). Effective September 26, 1997, the Company completed the acquisition of one dental facility located in central Tennessee from Robert T. Winfree, D.D.S., P.C. ("Winfree"). Effective November 7, 1997, the Company completed the acquisition of Stratman Management Group ("Stratman") and its six dental facilities located in Indiana. The purchase price of these facilities consisted of $4,957 in cash less discharge of liabilities related to the purchased assets. Funding for the acquisitions was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisitions, the Company entered into 40-year agreements to manage the dental practices which are operating in the dental facilities. In accordance with each of the transactions, the management agreements resulted in the fair value of an intangible asset of $6,154, which is currently being amortized over 40 years (see Note 2). Each acquisition was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition.

     The following is a summary of assets acquired, liabilities assumed and consideration paid in connection with the acquisitions:

Fair value of assets acquired, including intangible
  assets....................................................  $ 6,681
Cash paid for assets acquired, net of cash acquired.........   (4,957)
Acquisition costs paid......................................     (227)
                                                              -------
Liabilities assumed.........................................  $ 1,497
                                                              =======

     Effective January 2, 1998, the Company completed the acquisition of five dental facilities from Michael H. Reznik, D.D.S., P.C. ("Reznik"). The dental facilities are located in Atlanta, Georgia. The purchase price consisted of $3,500 in cash less discharge of liabilities related to the purchased assets. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices, which are operating in the dental facilities. In accordance with the transaction, the management agreement resulted in the fair value of an intangible asset of $5,101, which is currently being amortized over 40 years (see Note 2). The acquisition of Reznik was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition

     The following is a summary of assets acquired, liabilities assumed and consideration paid in connection with the acquisitions:

Fair value of assets acquired, including intangible
  assets....................................................  $ 5,235
Cash paid for assets acquired, net of cash acquired.........   (3,500)
Acquisition costs paid......................................     (150)
                                                              -------
Liabilities assumed.........................................  $ 1,585
                                                              =======

     Effective April 30, 1998, the Company completed the acquisition of two dental facilities from R. Kendall Roberts, D.D.S., P.C., d/b/a Newhealth Dental Group, ("Roberts"). The dental facilities are located in Fort Smith, Arkansas. The purchase price consisted of $1,350 in cash. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices, which are operating in the dental facilities. In accordance with the transaction, the management agreement resulted in the fair value of an intangible asset of $1,395, which is currently being amortized over 40 years (see Note 2). The acquisition of Roberts was accounted for using the purchase method of accounting with the results of operations of the business acquired included form the effective date of the acquisition. There were no liabilities, material assets acquired or material transaction costs incurred

                     COMPDENT CORPORATION AND SUBSIDIARIES

     In conjunction with certain acquisitions, the Company has entered into contractual arrangements whereby the selling parties are entitled to receive contingent consideration payments in cash based upon the achievement of certain minimum operation results. Obligations related to these contingencies are reflected as increases in intangible assets in the period they become known. At December 31, 1998, the Company recorded $1,624 related to these contingencies pursuant to agreements with Winfree, Stratman and Reznik. In accordance with the agreements, the operating results for the years ended December 31, 1999 and 2000, may result in additional payments.

     Unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1997 are included below. Such pro forma presentation has been prepared assuming that the AMDP, DDV, Workman, Old Cutler, Winfree and Stratman had occurred as of January 1, 1997, and, Reznik and Roberts acquisitions had occurred as of January 1, 1998 and 1997.

                                                                1998       1997
                                                              --------   --------
Revenues....................................................  $173,987   $174,767
                                                              ========   ========
Net income (loss)...........................................  $ 10,070   $(54,751)
                                                              ========   ========
  net income (loss) per common share -- basic...............  $   1.00   $  (5.40)
                                                              ========   ========

     The unaudited pro forma results include the historical accounts of the Company, and historical accounts of the acquired businesses and pro forma adjustments including the amortization of the intangible assets, calculation of interest expense on amounts borrowed to fund these acquisitions and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior periods.

5. PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following as of December 31, 1998 and 1997:

                                                               1998      1997
                                                              -------   -------
Office furniture and equipment..............................  $ 3,349   $ 2,003
Data processing equipment and software......................    6,598     4,396
Leasehold improvements......................................    8,946     2,280
Dental equipment............................................    3,426     1,125
                                                              -------   -------
                                                               22,319     9,804
Less: accumulated amortization and depreciation.............   (6,031)   (3,512)
                                                              -------   -------
Property and equipment, net.................................  $16,288   $ 6,292
                                                              =======   =======

     Depreciation expense was $2,531, $1,275, and $1,350 for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated depreciation on assets held for leasing at December 31, 1998 and 1997, was $1,474 and $321, respectively.

                     COMPDENT CORPORATION AND SUBSIDIARIES

6. INCOME TAXES

     Income tax expense includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

     Income tax expense consisted of the following:

                                                               1998     1997      1996
                                                              ------   -------   ------
Current payable:
  Federal...................................................  $3,316   $ 5,494   $5,286
  State.....................................................     531       900    1,054
                                                              ------   -------   ------
                                                               3,847     6,394    6,340
                                                              ------   -------   ------
Deferred:
  Federal...................................................   3,230    (1,284)   1,386
  State.....................................................     536      (210)     140
                                                              ------   -------   ------
                                                               3,766    (1,494)   1,526
                                                              ------   -------   ------
                                                              $7,613   $ 4,900   $7,866
                                                              ======   =======   ======

     The differences between actual income tax expense (benefit) and income tax expense (benefit) computed using the federal statutory income tax rate were as follows:

                                                              1998      1997      1996
                                                             ------   --------   ------
Computed "expected" tax expense (benefit)..................  $6,196   $(17,082)  $6,215
Nondeductible goodwill amortization........................     685     21,870    1,106
Tax-exempt interest........................................      --        (57)     (73)
State income taxes, net of federal benefit.................     694        419      825
Increase (decrease) in valuation allowance, net............     179       (188)    (131)
Other, net.................................................    (141)       (62)     (76)
                                                             ------   --------   ------
Income tax expense.........................................  $7,613   $  4,900   $7,866
                                                             ======   ========   ======

                     COMPDENT CORPORATION AND SUBSIDIARIES

     Components of deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                               1998      1997
                                                              -------   -------
Deferred tax assets:
  Unearned revenue..........................................  $   398   $   447
  Investment in affiliate...................................       34        33
  Property and equipment, net...............................      148       469
  Other liabilities.........................................      167       112
  Accrued liabilities.......................................    1,763     4,627
  Net operating loss carry forwards.........................    1,224     1,625
  Capital loss carry forward................................      158       158
                                                              -------   -------
          Total deferred tax asset..........................    3,892     7,471
Valuation allowance.........................................   (1,347)   (1,301)
                                                              -------   -------
Net deferred tax asset......................................    2,545     6,170
                                                              -------   -------
Deferred tax liabilities:
  Reserves..................................................       --     2,752
  Deductible goodwill and identifiable intangible assets....      744       224
                                                              -------   -------
          Total deferred tax liability......................      744     2,976
                                                              -------   -------
          Total net deferred tax asset......................  $ 1,801   $ 3,194
                                                              =======   =======

     From December 31, 1997 to December 31, 1998, the valuation allowance increased by $46 due to the net impact of incurring additional state net operating losses.

     SFAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carry forwards and capital loss carry forwards related to certain acquired companies due to uncertainty surrounding their utilization prior to expiration. For similar reasons the Company has established a valuation allowance for certain state operating loss carry forwards generated at the holding company level.

     To the extent that certain of the pre-acquisition loss carry forwards are utilized in the future and the associated valuation allowance reduced, the tax benefit thereof will be allocated to reduce excess of purchase price over net assets acquired. At December 31, 1998, the portion of the valuation allowance, if utilized, that would reduce excess of purchase price over net assets acquired is approximately $382.

     At December 31, 1998, certain subsidiaries have federal and state net operating loss carry forwards expiring as follows:

YEAR OF EXPIRATION                                            FEDERAL    STATE
------------------                                            -------   -------
2002........................................................   $173     $    --
2003........................................................    706          --
2007........................................................     --         441
2008........................................................     --       1,027
2009........................................................     58         236
2010........................................................     --       1,271
2011........................................................     --       8,746
2012........................................................     --       2,087
2018........................................................     --       2,713
                                                               ----     -------
                                                               $937     $16,521
                                                               ====     =======

                     COMPDENT CORPORATION AND SUBSIDIARIES

7. ACCOUNTING FOR PURCHASE PRICE OVER NET ASSETS ACQUIRED (GOODWILL)

     The Company's accounting policy is to amortize goodwill on a straight-line basis over a 40-year period. Prior to the fourth quarter of 1997, the Company periodically assessed the recoverability of its goodwill through undiscounted cash flows, excluding interest expense and amortization, over the remaining life of such goodwill.

During the fourth quarter of 1997, management evaluated goodwill impairment pursuant to the Company's existing policy. The evaluation indicated no impairment which was deemed contrary to events occurring in the fourth quarter. The events that led to this conclusion and to the Company experiencing declines in historic growth rates, pricing, and margins are as follows: predatory pricing of traditionally more expensive indemnity and preferred provider organization products, a significant penetration of the Company's market by large insurance carriers either by acquiring the Company's competitors or starting their own dental health maintenance organization (HMO), and difficulty the Company experienced in recruiting new panel dentists in certain markets where there was not full acceptance of the prepaid concept. These events combined with a significant unanticipated decrease in the growth of the overall dental HMO market forced the Company's projected growth rates from their historic levels of approximately 20% to 6% to 8% per annum. Although these events were occurring throughout 1997, the Company believed that historic growth rates could be achieved in 1998. However, it became apparent that new business and renewals, which are traditionally sold in the fourth quarter for the following year, did not support this assertion.

     Consistently applying the historical policy mentioned above did not result in the recognition of impairment which was inconsistent with the events that had occurred in the Company's business. Therefore, management concluded that its accounting policy pursuant to APB No. 17 for assessing recoverability of goodwill not identified with assets subject to an impairment loss should be changed from an undiscounted approach to a discounted approach as an estimate of fair value.

     The Company's discounted cash flow analysis was calculated using projections for a period of 5 years and a discount rate and terminal value multiple that would be customary for evaluating current dental benefit company transactions and multiples. At December 31, 1997 the discount rate and the terminal multiple used was 13% and 7, respectively. The assumptions were selected by utilizing a weighted average cost of capital and multiple for the Company's peer group. In addition, the Company estimated a growth rate of 6% per annum. The assumptions used in this analysis represent management's best estimate of future results. However, actual results could differ from these estimates.

     As a result of this accounting change, the goodwill attributable to the acquisition of CompDent Corporation was reduced from $32,080 to $13,869. Additionally, the goodwill attributable to the acquisition of Dental Care Plus Management, Corp. was reduced from $39,052 to $8,818, DentiCare, Inc. from $ 14,433 to $6,010 and American Dental Providers, Inc. and Diamond Dental & Vision, Inc. from $2,085 to $0, or a total reduction of $58,953.

     The Company tested the recoverability of the remaining goodwill of $45,331 relating to the American Prepaid Professional Services Inc., and Texas Dental Plans, Inc. acquisitions, and based on the above methodology utilized, management concluded that such goodwill appeared to be fully recoverable.

                     COMPDENT CORPORATION AND SUBSIDIARIES

8. LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and 1997:

                                                               1998      1997
                                                              -------   -------
Notes payable pursuant to a $65,000 reducing revolving line
  of credit agreement with banks (interest accrues at prime
  plus up to  1/4% or LIBOR plus up to 1 3/4%, with the
  margin over prime and LIBOR decreasing as the ratio of
  consolidated debt to EBITDA (as defined) decreases;
  American Prepaid's borrowing rate at December 31, 1998 was
  7.4%).....................................................  $55,459   $56,595
                                                              =======   =======

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

     On March 16, 1998, the Credit Facility was amended by the Second Amendment which reduced the minimum net worth requirement for future periods and modified the scheduled reductions in the aggregate commitment. Prior to the Second Amendment, the Credit Facility required a 33.0% reduction in available borrowings for each year ending December 31, 2000, 1999, and 1998. The Company was in technical default of certain financial ratios periodically throughout 1998 and at December 31, 1998, primarily due to the significant capital expenditures associated with DHMI operations. The Company has received a permanent waiver with respect to all such violations.

     On August 10, 1998, the Company entered into the Fourth Amendment which adjusted one of the financial ratios to acknowledge the increased capital expenditures and leasing costs associated with DHMI operations.

     On March 23, 1999, the Company entered into the Fifth Amendment which extends the required 50% reduction of the Credit Facility from December 31, 1999 to March 31, 2000.

     Aggregate maturities as set forth in the Fifth Amendment are as follows:

Year Ending December 31:
  2000......................................................  $22,959
  2001......................................................   32,500
                                                              -------
                                                              $55,459
                                                              =======

     On March 29, 1999, the Company entered into a Sixth Amendment which revised certain financial ratios to acknowledge the increased capital expenditures and leasing costs associated with DHMI operations.

9. STOCK OPTIONS

     Under the 1994 Stock Option and Grant Plan (the "1994 Plan"), the Company may issue to officers, employees, consultants, and other key persons options to purchase up to 360,000 shares of the Company's common stock. The Option Committee may specify periods when certain options may be exercised following retirement or termination of employment.

                     COMPDENT CORPORATION AND SUBSIDIARIES

     During 1997, the Company established the 1997 Stock Option Plan (the "1997 Plan") whereby the Company may issue to officers, employees, directors, consultants, advisors, and other key persons options to purchase up to 500,000 shares of the Company's common stock. Unless specified by the Option Committee, options are automatically terminated upon termination of employment. The 1997 Plan was approved by the shareholders at the annual shareholder meeting held on April 30, 1998.

     The 1994 and 1997 Plans allow for incentive and non-qualified stock options. Options granted are at an exercise price which is determined by the Option Committee of the Board of Directors. The exercise price of the incentive stock options shall not be less than fair market value of the stock on the date of grant. Options are exercisable in installments as designated by the Option Committee and shall expire no later than ten years after date of grant.

     During 1996, the Company established the Non-Employee Director's Stock Option Plan (the "Director's Plan") whereby the Company may issue to directors non-qualified options to purchase up to 100,000 shares of the Company's common stock. Options granted are at an exercise price which is determined by the Option Committee of the Board of Directors. The exercise price of the incentive stock options shall not be less than fair market value of the stock on the date of grant. Options vest ratably over a four-year period. Options granted under the plan shall expire no later than ten years after date of grant.

     During 1998, the Company granted 4,000 and 9,000 incentive stock options under the 1994 Stock Option Plan and the 1997 Stock Option Plan, respectively. These incentive stock options vest at 25% per year from the date of grant. The Company also granted 20,000 and 100,000 non-qualified stock options under the Director's Plan and to new employees, respectively. Of the non-qualified stock options, 10,000 vested immediately and the remainder vest ratably over a 4 year period.

     During 1997, the Company granted 268,000 non-qualified stock options outside of the 1994, 1997, and Director's Plans. In addition, there were 50,000 stock options outstanding that were issued in 1996 and are not part of any plan. In connection with the Workman acquisition (see Note 4), 70,000 options were granted and expire at the end of five years. The Company also granted 198,000 stock options to new employees. Options vest in installments as designated by the Option Committee and expire no later than ten years after date of the grant.

     Prior to the adoption of the Director's Plan, the Company had granted options to certain of its directors to purchase 72,000 shares of common stock at $0.49 per share. These options vest 25% per year and, unless exercised, expire at the end of six years. A total of 36,000, 36,000, and 18,000 of these options were exercisable at December 31, 1998, 1997, and 1996, respectively. During 1998, no options were exercised.

                     COMPDENT CORPORATION AND SUBSIDIARIES

     Pertinent information regarding the Plans are as follows:

                                                                       WEIGHTED
                                           NUMBER        RANGE OF      AVERAGE
                                             OF          EXERCISE      EXERCISE    VESTING
                                           OPTIONS        PRICES        PRICE     PROVISIONS
                                          ---------   --------------   --------   ----------
Options outstanding, December 31,
  1995..................................    211,400   $ 0.49 - 29.00    $13.21     25%/year
Options granted.........................    187,000    29.25 - 42.75     34.29     25%/year
Options granted.........................    140,000            29.75     29.75    immediate
Options canceled........................    (36,700)    2.96 - 29.75     23.97
Options exercised.......................    (47,700)    0.49 -  5.89      1.37
                                          ---------
Options outstanding, December 31,
  1996..................................    454,000   $ 0.49 - 42.75     27.62
Options granted.........................    457,000    16.34 - 30.25     22.13     25%/year
Options granted.........................    200,000    16.12 - 30.25     18.36    immediate
Options canceled........................    (24,500)   29.00 - 39.50     32.55
Options exercised.......................     (3,500)            0.49      0.49
                                          ---------
Options outstanding, December 31,
  1997..................................  1,083,000   $ 0.49 - 42.75     23.56
Options granted.........................    123,000     9.56 - 13.13     11.97     25%/year
Options granted.........................     10,000            12.50     12.50    immediate
Options canceled........................    (83,000)   19.81 - 30.25     23.98
                                          ---------
Options outstanding, December 31,
  1998..................................  1,133,000   $ 0.49 - 42.75    $22.17
                                          =========

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                              ---------------------------------------    -----------------------
                                               WEIGHTED
                                               AVERAGE       WEIGHTED                   WEIGHTED
                                NUMBER        REMAINING      AVERAGE       NUMBER       AVERAGE
                              OUTSTANDING    CONTRACTUAL     EXERCISE    EXERCISABLE    EXERCISE
RANGE OF EXERCISE              12/31/98      LIFE (YEARS)     PRICE       12/31/98       PRICE
-----------------             -----------    ------------    --------    -----------    --------
$ 0.49 - 14.50..............     206,000         7.62         $ 9.52        73,000       $ 5.36
$16.12 - 20.50..............     440,000         8.58          18.93       252,500        18.25
$23.22 - 30.25..............     359,000         7.87          28.22       227,625        29.08
$36.25 - 42.75..............     128,000         7.28          36.71        64,000        36.71
                               ---------         ----         ------       -------       ------
          Total.............   1,133,000         8.08         $22.17       617,125       $22.64
                               =========         ====         ======       =======       ======

     The options above were issued at exercise prices which approximate fair market value at the date of grant. At December 31, 1998, 230,300 shares are available for grant under the various plans.

     At December 31, 1998 and 1997, the Company has stock options outstanding under three stock-based compensation plans and other agreements which are described above. The Company also has an Employee Stock Purchase Plan which allows employees to purchase common stock at certain times during the year. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized for its fixed stock options or stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123,

                     COMPDENT CORPORATION AND SUBSIDIARIES
the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             1998       1997      1996
                                                            -------   --------   ------
Net income (loss) -- as reported..........................  $10,090   $(53,705)  $9,892
Net income (loss) -- pro forma............................    8,940    (55,162)   8,611
Net income (loss) per common share (basic) -- as
  reported................................................     1.00      (5.32)    0.98
Net income (loss) per common share (basic) -- pro forma...     0.88      (5.46)    0.86
Net income (loss) per common share (diluted) -- as
  reported................................................     0.99      (5.32)    0.97
Net income (loss) per common share (diluted) -- pro
  forma...................................................     0.88      (5.46)    0.86

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

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              1998    1997    1996
                                                              ----    ----    -----
Dividend yield..............................................     0%      0%       0%
Expected life (years).......................................   3.9     3.4      4.2
Expected volatility.........................................  61.5%   56.2%   41.45%
Risk-free interest rate.....................................  5.20    6.04     5.80

10. EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) profit sharing plan for all full-time employees who have completed six months of service. The plan allows employees to defer from 1% to 20% of their earnings on a pretax basis through contributions to the plan. Employer matching contributions are based upon a fixed percentage of voluntary employee contributions. Employer profit sharing contributions are based upon a fixed percentage of qualifying plan participants' annual compensation. Both employer matching and profit sharing contribution levels are discretionary and are determined by the Company and approved by the Board of Directors on an annual basis. Employees are always 100% vested in their contributions and become fully vested in employer contributions after five years of service. On December 1, 1997, a 401(k) plan was created for employees of DHMI. The Company also maintains the 401(k) plans of the companies that it acquires until such time as they are merged into the Company's existing plan. As of December 31, 1998, of all the acquired companies 401K plans had been merged into the Company's existing plans. The Company contributed a total of $162, $91 and $203 to all of the plans during 1998, 1997, and 1996, respectively.

11. RELATED PARTY TRANSACTIONS

     In 1997, DHMI and DHDC entered into a contractual management agreement by which DHDC pays a monthly fee to DHMI for accounting and information system services, as well as general and administrative expenses. Management fees recognized for the years ended December 31, 1998 and 1997 were $8,789 and $1,854, respectively. At December 31, 1998 and 1997, $825 and $605, respectively, was due from DHDC.

                     COMPDENT CORPORATION AND SUBSIDIARIES

     During 1998 and 1997, DentLease acquired and held various operating lease agreements for office space and equipment relating to DHMI and DHDC acquisitions and operations (see Note 12). Collective future rentals on existing leases with DHDC as of December 31, 1998 are as follows:

YEAR ENDING DECEMBER 31:
  1999......................................................  $ 1,389
  2000......................................................    1,389
  2001......................................................    1,389
  2002......................................................    1,389
  2003......................................................    1,389
  Thereafter................................................    6,061
                                                              -------
                                                              $13,006
                                                              =======

     The Company has an agreement whereby Dental Care provides marketing, processing, and other administrative services to Health Care Systems, Inc. ("HCS"), a non-profit dental company. HCS is an indemnity insurer for dual choice (managed indemnity) dental coverage in the state of Illinois. The management fee may be waived if HCS will have a net loss after recognition of the fee and cannot exceed 30% of net premiums, as defined in the agreement. The management fee for the years ended December 31, 1998, 1997 and 1996 was $1,640, $3,103 and $1,749, respectively. At December 31, 1998 and 1997, approximately $61 and $146 was due from HCS, respectively.

     The Company has an agreement with a former stockholder of American Prepaid who is also a current stockholder of the Company that provides for such stockholder to receive certain future payments for a ten-year period upon retirement. The stockholder retired in 1993 and commenced receiving payments upon retirement. Amounts accrued for such future payments were $245 and $288 as of December 31, 1998 and 1997, respectively. Deferred compensation expense recognized pursuant to this agreement was $44, $41, and $38 for the years ended December 31, 1998, 1997, and 1996, respectively.

     The Company has an agreement with a former stockholder of American Prepaid who is also a current stockholder of the Company that provides for such stockholder to receive future payment of medical costs. The Company has recorded an actuarially determined liability of approximately $240 and $245 at December 31, 1998 and 1997, respectively. The discount rate and medical cost trend rate used to compute this benefit were 7% and 10%, respectively. A 1% increase in the medical cost trend rate would increase the liability by approximately $18. Expense recognized pursuant to this agreement was $5, $7, and $6 for the years ended December 31, 1998, 1997, and 1996, respectively.

     The Company had consulting agreements in place with a former director and the former president of American Prepaid. The consulting agreement with the former president expired in 1996, while the agreement with the former director expired in 1998. Payments made pursuant to these agreements were $28, $55, and $165, respectively, for each of the years in the three year period ended December 31, 1998.

                     COMPDENT CORPORATION AND SUBSIDIARIES

12. OPERATING LEASE COMMITMENTS

     The Company leases office facilities and certain office equipment under various operating leases expiring through 2006. Collective future minimum lease payments under these agreements as of December 31, 1998 are as follows:

YEAR ENDING DECEMBER 31:
  1999......................................................  $ 4,536
  2000......................................................    4,121
  2001......................................................    4,068
  2002......................................................    3,900
  2003......................................................    2,272
  Thereafter................................................    1,107
                                                              -------
                                                              $20,004
                                                              =======

     Rental expense under such leases for the years ended December 31, 1998, 1997, and 1996 was $4,320, $2,359, and $1,770, respectively.

13. ARRANGEMENT WITH INDEMNITY INSURERS

     Effective January 1, 1998, the Company entered into a one-year agreement with an unrelated indemnity insurer, wherein the Company may offer dual-choice (managed or indemnity) dental coverage. For subscribers in groups offering dual-choice dental coverage, subscribers select the type of coverage desired, and indemnity coverage is underwritten by the indemnity insurer. The Company invoices and collects all dual choice premiums. The Company retains, for the majority of groups written under this contract, 100% of all premiums related to the managed product and 10% of indemnity premiums collected under the dual-choice plan to cover commissions and processing costs. The remaining 90% of indemnity premiums are remitted to the indemnity carrier. The Company records retention of indemnity premiums in the amount of $1,112 as other income.

     Effective January 1, 1998, the Company entered into an agreement with an unrelated indemnity insurer, wherein the Company and the indemnity insurer may offer dual-choice (managed or indemnity) dental coverage in specific states. For subscribers in groups offering dual-choice dental coverage, subscribers select the type of coverage desired, and indemnity coverage is underwritten by the indemnity insurer. The indemnity insurer is responsible for invoicing and collecting all dual choice premiums. The indemnity insurer remits to the Company 100% of managed care product premiums. The agreement also includes the sharing of profits, but not losses, only between the two parties. The profit (premiums less agreed upon expenses) realized by the Company (and/or the indemnity insurer) is shared at 50% with the indemnity insurer (and/or the Company). Losses, if any, are retained by the entity incurring the losses. This agreement is effective indefinitely and can be terminated by either party upon mutual consent, for cause effective upon receipt of notice by the other party, and without cause by either party upon sixty days written notice. The Company records these profit sharing amounts as other income which at December 31, 1998, was not material.

     Effective March 1, 1998, the Company entered into an agreement with an unrelated indemnity insurer, wherein the Company serves as an administrator in offering with the indemnity insurer dual-choice (managed or indemnity) dental coverage. For subscribers in groups offering dual-choice dental coverage, subscribers select the type of coverage desired, and indemnity coverage is underwritten by the indemnity insurer. The Company is responsible for invoicing and collecting all dual choice premiums. The Company retains 100% of the managed product and 22% of the indemnity product to cover commissions, administrative processing costs as well as claims processing costs. The agreement provides that the Company, as administrator, will also handle the processing of claims on behalf of the indemnity insurer in accordance with stipulated guidelines.

                     COMPDENT CORPORATION AND SUBSIDIARIES

The remaining 78% of the indemnity premiums are remitted to the indemnity insurer. This agreement is effective indefinitely and can be terminated by either party upon mutual consent, for cause effective upon receipt of notice by the other party, and without cause by either party upon ninety days written notice. The Company records these indemnity premiums in the amount of $158 as other income.

     Effective May 1, 1998, the Company entered into an agreement with an unrelated indemnity insurer, wherein the Company would offer with the indemnity insurer dual-choice (managed or indemnity) dental coverage. For subscribers in groups offering dual-choice dental coverage, subscribers select the type of coverage desired, and indemnity coverage is underwritten on behalf of the indemnity insurer. The Company is responsible for invoicing and collecting all dual choice premiums. The Company retains 100% of the managed product and 25% of the indemnity product to cover commissions and administrative processing costs. The agreement provides that the Company will also handle the processing of claims on behalf of the indemnity insurer in accordance with stipulated guidelines. The remaining 75% of the indemnity premiums are remitted to the indemnity insurer. This agreement is effective indefinitely and can be terminated by either party upon mutual consent, for cause effective upon receipt of notice by the other party, and without cause by either party upon ninety days written notice. The Company records these indemnity premiums in the amount of $252 as other income.

     Effective January 1, 1996, the Company entered into a two-year agreement with an unrelated indemnity insurer, wherein the Company may offer dual-choice (managed or indemnity) dental coverage. For subscribers in groups offering dual-choice dental coverage, subscribers select the type of coverage desired, and indemnity coverage is underwritten by the indemnity insurer. The Company invoices and collects all dual choice premiums. The Company retains 100% of all premiums related to the managed product and 10% of indemnity premiums collected under the dual-choice plan to cover commissions and processing costs. The remaining 90% of indemnity premiums are remitted to the indemnity carrier. The agreement also provides for additional payments to the indemnity insurer dependent on loss ratios of the underlying business. The Company records retention of indemnity premiums as other income. Any additional payments subject to the risk sharing provisions of the agreement are recorded as additions to dental care providers' fees and claim costs. This contract expired December 31, 1997.

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

14. REINSURANCE

     In 1992, UniLife ceased writing life insurance, other than a small amount of group life, and ceded substantially all of its existing ordinary life insurance to another insurer. The face amount of these ceded ordinary life policies was $14,264 and $14,974 at December 31, 1998 and 1997, respectively. UniLife has recorded aggregate reserves of $5,539 and $5,331 and corresponding receivables due from reinsurer for the same amount at December 31, 1998 and 1997, respectively.

     Effective January 1, 1996, UniLife and an indemnity insurer entered into an assumption reinsurance agreement, transferring all dental indemnity risk from UniLife to the indemnity insurer and notifying the policyholders of the transaction. For the three years ended December 31, 1998, the indemnity insurer paid UniLife a ceding commission of 2% of dental indemnity premiums recognized on the policies transferred from UniLife.

     Non-assumption reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are

                     COMPDENT CORPORATION AND SUBSIDIARIES
established if amounts are determined to be uncollectible. Management monitors the financial condition of its reinsurers on a routine basis. Any exposure from deterioration of reinsurers' financial condition would be recognized currently.

     The following table summarizes the effects of reinsurance on premiums, benefits and surrenders for the years ended December 31, 1998, 1997, and 1996:

                                                              1998    1997    1996
                                                              -----   -----   -----
Direct premiums earned......................................  $ 231   $ 159   $ 218
Premiums ceded..............................................   (231)   (159)   (218)
                                                              -----   -----   -----
     Net premiums earned....................................  $   0   $   0       0
                                                              =====   =====   =====
Direct benefits.............................................  $  65   $  75   $ 165
Benefits ceded..............................................    (65)    (75)   (165)
                                                              -----   -----   -----
     Net benefits...........................................  $   0   $   0   $   0
                                                              =====   =====   =====
Direct surrenders...........................................  $  41     190
Surrenders ceded............................................    (41)   (190)
                                                              -----   -----
     Net surrenders.........................................  $   0       0
                                                              =====   =====

15. LIABILITY FOR DENTAL CLAIMS RESERVES AND CLAIM ADJUSTMENT EXPENSES

     Activity in the dental claims reserves for the years ended December 31 is summarized as follows:

                                                               1998     1997
                                                              ------   ------
Balance, January 1..........................................  $1,502   $1,421
                                                              ------   ------
Incurred related to:
  Current year..............................................   9,557    8,902
  Prior years...............................................    (274)    (475)
                                                              ------   ------
          Total incurred....................................   9,283    8,427
                                                              ------   ------
Paid related to:
  Current year..............................................   7,709    7,400
  Prior years...............................................   1,228      946
                                                              ------   ------
          Total paid........................................   8,937    8,346
                                                              ------   ------
Balance, December 31........................................  $1,848   $1,502
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

     The Company believed its interpretation and administration of the Participating Dentist Agreements were correct. However, due to the costs involved in protracted litigation, the Company agreed to a final settlement on February 6, 1998. The settlement costs included attorney's fees, payments to the class and its

                     COMPDENT CORPORATION AND SUBSIDIARIES
representatives, and various other payments approximated $1,600. This charge was included in general and administrative expenses in the statement of operations in 1997.

     The settlement also requires that the Subsidiaries amend the Participating Dental Agreements to provide that they will pay capitation to the dentist when there has been a delay between the time a subscriber initially enrolls in the dental plan and the time they select a dentist for all subscribers who enroll after January 1, 1999. In addition, the Subsidiaries have agreed to provide additional notices to subscribers who have not selected a dentist. Although the Company believes the impact of the amendments will have an insignificant effect on providers' fees and claim costs, no reasonable estimate can be made at this time.

     Various legal proceedings have arisen or may arise in the normal course of business. Management does not believe that there are currently any asserted or unasserted claims that will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

17. EMPLOYEE STOCK PURCHASE PLAN

     During 1996, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions. Annually, on December 31, participant account balances are used to purchase whole shares of stock at the lesser of 85% of the fair market value of shares on January 1 (offering date) (August 1, 1996 for initial offering period) or December 31 (exercise date). Due to the impending re-capitalization (see Note
20), the Plan was amended and activity suspended as of July 31, 1998 (amended exercise date). The aggregate number of shares purchased annually by an employee are subject to limitations imposed by the Internal Revenue Code. A total of 100,000 shares are available for purchase under the plan. There were 2,560, 3,090 and 1,611 shares issued under the plan as December 31, 1998, 1997 and 1996, respectively, at an exercise price of $11.48, $17.24 and $29.96, respectively.

18. EARNINGS PER SHARE

     The calculation of basic and diluted EPS is as follows:

                                             FOR THE YEAR ENDED 1998                   FOR THE YEAR ENDED 1997
                                     ---------------------------------------   ---------------------------------------
                                       INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                     (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                     -----------   -------------   ---------   -----------   -------------   ---------
BASIC EPS
Income (loss) available to common
 stockholders......................    $10,090      10,112,629      $ 1.00      $(53,705)     10,098,323      $(5.32)
EFFECT OF DILUTIVE SECURITIES
Stock options......................                     63,235       (0.01)
                                       -------      ----------      ------      --------      ----------      ------
DILUTED EPS
(Loss) income available to common
 stockholders plus assumed
 conversions.......................    $10,090      10,175,864      $ 0.99      $(53,705)     10,098,323      $(5.32)
                                       =======      ==========      ======      ========      ==========      ======

                                             FOR THE YEAR ENDED 1996
                                     ---------------------------------------
                                       INCOME         SHARES       PER-SHARE
                                     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                     -----------   -------------   ---------
BASIC EPS
Income (loss) available to common
 stockholders......................    $9,892       10,048,513      $ 0.98
EFFECT OF DILUTIVE SECURITIES
Stock options......................                    128,243       (0.01)
                                       ------       ----------      ------
DILUTED EPS
(Loss) income available to common
 stockholders plus assumed
 conversions.......................    $9,892       10,176,756      $ 0.97
                                       ======       ==========      ======

     Options to purchase 945,000 shares of common stock ranging from $14.50 to $42.75 per share were outstanding during 1998 but are not included in the computation of 1998 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire through April 2008, were still outstanding at December 31, 1998.

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

                     COMPDENT CORPORATION AND SUBSIDIARIES

19. SELECTED QUARTERLY DATA (UNAUDITED)

     The following table, which has not been audited by independent accountants, sets forth summary unaudited quarterly financial information of the Company for each quarter in 1998 and 1997.

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

                                                                1997                                    1998
                                               --------------------------------------   -------------------------------------
                                                 Q1        Q2        Q3         Q4        Q1        Q2        Q3        Q4
                                               -------   -------   -------   --------   -------   -------   -------   -------
                                                                               (IN THOUSANDS)
Revenues:
  Subscriber premiums........................  $35,636   $35,852   $35,982   $ 35,926   $35,422   $35,982   $35,425   $35,574
  Affiliated practice revenue................       --        --     3,343      3,774     5,292     5,824     6,092     6,179
  Other revenue..............................    2,199     2,348     1,809      1,857     1,728     1,757     1,989     1,995
                                               -------   -------   -------   --------   -------   -------   -------   -------
        Total revenue........................   37,835    38,200    41,134     41,557    42,442    43,563    43,506    43,748
                                               -------   -------   -------   --------   -------   -------   -------   -------
Expenses:
  Dental care providers' fees and claim
    costs....................................   19,544    19,906    19,849     22,391    19,428    19,505    19,514    20,023
  Commissions................................    3,172     3,192     3,552      3,356     3,265     3,346     3,368     3,499
  Premium taxes..............................      265       256       263        263       261       194       225       208
  General and administrative.................    7,860     7,967    10,231     18,260    12,979    13,555    13,685    13,491
  Depreciation and amortization..............    1,321     1,355     1,553      1,506     1,379     1,475     1,360     1,328
  Goodwill impairment........................       --        --        --     58,953        --        --        --        --
                                               -------   -------   -------   --------   -------   -------   -------   -------
        Total expenses.......................   32,162    32,676    35,448    104,729    37,312    38,075    38,152    38,549
                                               -------   -------   -------   --------   -------   -------   -------   -------
Operating income (loss)......................    5,673     5,524     5,686    (63,172)    5,130     5,488     5,354     5,199
Interest (income) expense, net...............      547       484       704        779       759       914       968       827
Other (income) expense, net..................      (45)      (16)       (5)        68        --        (3)      (12)       15
                                               -------   -------   -------   --------   -------   -------   -------   -------
Income (loss) before pro-visions for income
  taxes......................................    5,171     5,056     4,987    (64,019)    4,371     4,577     4,398     4,357
Income tax provision (benefit)...............    2,332     2,172     2,055     (1,659)    1,878     1,972     1,901     1,862
                                               -------   -------   -------   --------   -------   -------   -------   -------
Net income (loss)............................  $ 2,839   $ 2,884   $ 2,932   $(62,360)  $ 2,493   $ 2,605   $ 2,497   $ 2,495
                                               =======   =======   =======   ========   =======   =======   =======   =======

     The Company experiences no significant seasonality of revenues with respect to its revenue. However, because the enrollment of new groups and changes in membership are typically concentrated in the first quarter of each year, the Company generally experiences an increase in general and administrative expense in the preceding fourth quarter resulting from higher staffing levels and printing and communication costs.

20. PENDING RE-CAPITALIZATION TRANSACTION

     On July 28, 1998, the Company entered into a merger agreement ("Merger Agreement") with a newly formed company, TAGTCR Acquisition, Inc. (the "Acquiror"), which was organized at the direction of Golder, Thoma, Cressey, Rauner, Inc., TA Associates, Inc. and NMS Capital Partners (the "Equity Investors"). Under the Merger Agreement, the Company will be re-capitalized and each outstanding share of the Company's common stock, other than certain shares held by management and other investors, was to be converted into the right to receive $18.00 in cash, and the existing funded indebtedness of the Company will be refinanced (the "Pending Re-capitalization Transaction").

     Subsequently, the Acquiror informed the Company it is unlikely that the Acquiror will be able to obtain financing for the merger at the transaction price of $18.00 per share. As a result, and following a review and analysis of relevant factors, the Merger Agreement was amended on January 18, 1999 (the "Amendment") to, among other things, reduce the cash purchase price to be paid to the Company's stockholders pursuant to

                     COMPDENT CORPORATION AND SUBSIDIARIES
the merger by $3.00 per share, from $18.00 per share to $15.00 per share, and modify provisions of the Merger Agreement relating to solicitation of other offers and termination fees.

     Specifically, the Amendment eliminates the "no solicitation" covenant in the Merger Agreement, thus permitting the Company to solicit, respond to and otherwise engage in negotiations concerning alternative proposals to engage in business combinations (each, an "Acquisition Proposal"). In this regard, the Special Committee of the Board of Directors ("Special Committee") continues to recommend and support the TAGTCR transaction but expects that it will review any alternative proposals that may arise, although no assurance can be given that such proposals will be forthcoming. The Amendment also reduces the termination fee which the Company is obligated to pay the Acquiror in the event it enters into a transaction resulting from an Acquisition Proposal to the amount of the out-of-pocket fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement up to a maximum of $1,500.

     The Acquiror has agreed that if it is unable to close the merger due to the failure to receive financing, the Acquiror will reimburse the Company for its out-of-pocket fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement up to a maximum of $1,000. The Company currently expects to consummate the transaction in the second quarter of 1999, with closing remaining subject to a number of conditions, including shareholder and regulatory approval.

     During 1998, the Company incurred $1,200 of costs related to its proposed recapitalization transaction. At December 31, 1998, these costs are included in the Company's consolidated balance sheet. If the proposed transaction is not consummated, then these costs will be expensed at that time.

21. SEGMENT REPORTING

     In 1998, the Company adopted SFAS No. 131. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies", (see Note 2). Segment data includes inter-segment revenues and expenses. The Company's management evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, and amortization (EBITDA).

     The Company is organized primarily on the basis of two business units: dental benefits (the "Dental Benefits") and dental practice management ("Dental Practice Mgmt"). The Dental Benefits offers primarily the following dental benefits: managed care, reduced fee-for-service, network rental and ASO services. Dental Practice Mgmt offers management services to dental facilities, as well as rental of equipment and facilities.

                     COMPDENT CORPORATION AND SUBSIDIARIES

     The table below presents information about reported segments for the years ending December 31:

                                                                     DENTAL
                                                          DENTAL    PRACTICE
                                                         BENEFITS     MGMT      TOTAL
                                                         --------   --------   --------
1998:
  Revenues.............................................  $148,130   $26,823    $174,953
  EBITDA...............................................    24,639     2,949      27,588

1997:
  Revenues.............................................  $150,791   $ 7,935    $158,726
  EBITDA...............................................    18,261       860      19,121

     A reconciliation of total segment revenue to total consolidated revenue and of total segment EBITDA to total consolidated income before income taxes, for the years ended December 31, 1998 and 1997, is as follows:

                                                                1998       1997
                                                              --------   --------
REVENUE
Total segment revenue.......................................  $174,953   $158,726
Elimination inter-segment revenue...........................    (1,694)        (0)
                                                              --------   --------
  Consolidated revenue......................................  $173,259   $158,726
                                                              ========   ========

EBITDA
Total segment EBITDA........................................  $27,588   $ 19,122
Depreciation and amortization, including goodwill
  impairment................................................   (5,542)   (64,688)
Interest expense............................................   (4,343)    (3,239)
                                                              -------   --------
Consolidated income before taxes............................  $17,703   $(48,805)
                                                              =======   ========

     Dental Practice Mgmt's property and equipment (P&E) was 82% and 56% of total consolidated P&E as of December 31, 1998 and 1997, respectively. A reconciliation of total segment P&E to total consolidated P&E, for the years ended December 31, 1998 and 1997, is as follows:

                                                               1998      1997
                                                              -------   ------
P&E
Dental benefits.............................................  $ 2,856   $2,747
Dental practice management..................................   13,432    3,545
                                                              -------   ------
Consolidated P&E............................................  $16,288   $6,292
                                                              =======   ======

                       REPORT OF INDEPENDENT ACCOUNTANTS

     In connection with our audit of the consolidated financial statements of CompDent Corporation and subsidiaries as of December 31, 1998 and 1997, and for the years then ended, which financial statements are included in the annual report, we have also audited the financial statement schedules as of December 31, 1998 and 1997 and for the years then ended listed in Item 14 herein.

     In our opinion, these financial statement schedules, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers LLP

Atlanta, Georgia
February 17, 1999, except as to the information presented in Note 8, for which the date is March 29, 1999

                     COMPDENT CORPORATION (PARENT COMPANY)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1998       1997
                                                              --------   --------
                                     ASSETS
Current assets:
  Receivable from subsidiary*...............................  $    281   $    252
                                                              --------   --------
          Total current assets..............................       281        252
Investment in subsidiaries*.................................    70,114     60,024
                                                              --------   --------
                                                              $ 70,395   $ 60,276
                                                              ========   ========

                              STOCKHOLDERS' EQUITY
Stockholders' equity:
  Preferred stock, .01 par value, 2,000,000 shares, none
     issued at December 31, 1998
  Common stock, $.01 par value 50,000,000 shares authorized
     at December 31, 1998 and 1997; 10,115,189 and
     10,112,629 shares issued and outstanding at December
     31, 1998 and 1997, respectively........................  $    101   $    101
  Additional paid-in capital................................    97,647     97,618
  Retained deficit..........................................   (27,353)   (37,443)
                                                              --------   --------
                                                              $ 70,395   $ 60,276
                                                              ========   ========

---------------

* Eliminated in consolidation.

                     COMPDENT CORPORATION (PARENT COMPANY)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)

                                                               1998       1997      1996
                                                              -------   --------   ------
Equity in net income (loss) of subsidiaries*................  $10,090   $(53,705)  $9,892
                                                              -------   --------   ------
  Net income (loss).........................................  $10,090   $(53,705)  $9,892
                                                              =======   ========   ======

---------------

* Eliminated in consolidation.

                     COMPDENT CORPORATION (PARENT COMPANY)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)

                                                               1998       1997       1996
                                                              -------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $10,090   $(53,705)  $  9,892
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Equity in net loss (income) of subsidiaries*...........  (10,090)    53,705     (9,892)
     Changes in assets and liabilities:
       Receivable from subsidiary...........................      (29)      (138)    88,025
                                                              -------   --------   --------
          Net cash (used in) provided by operating
            activities......................................      (29)      (138)    88,025
                                                              -------   --------   --------
Cash flows from investing activities:
  Capital contributions to subsidiaries*....................                (519)   (88,139)
                                                                        --------   --------
          Net cash used in investing activities.............                (519)   (88,139)
                                                                        --------   --------
Cash flows from financing activities:
  Retirement of preferred stock.............................
  Proceeds from initial public offering, net of issuance
     costs..................................................
  Proceeds from second public offering, net of issuance
     costs..................................................
  Proceeds from exercise of stock options...................                  21         66
  Proceeds from employee stock purchase plan................       29         53         48
  Tax benefit from exercise of nonqualified options.........                 583
                                                              -------   --------   --------
          Net cash provided by financing activities.........       29        657        114
                                                              -------   --------   --------
          Decrease in cash and cash equivalents.............        0          0          0
Cash and cash equivalents, beginning of year................        0          0          0
                                                              -------   --------   --------
Cash and cash equivalents, end of year......................  $     0   $      0   $      0
                                                              =======   ========   ========
Cash paid during the period for:
  Income taxes..............................................  $ 5,150   $  1,839   $  7,474
                                                              =======   ========   ========
Noncash investing and financing activities:
  Stock issued in business combination......................            $  1,141
                                                                        ========

---------------

* Elimination in consolidation.

                     COMPDENT CORPORATION (PARENT COMPANY)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     NOTE TO CONDENSED FINANCIAL STATEMENTS

     The Company publishes consolidated financial statements that are its primary financial statements. Therefore, these parent company condensed financial statements are not intended to be the primary financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto of CompDent Corporation.

                              COMPDENT CORPORATION

        SCHEDULE II -- CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                       VALUATION AND QUALIFYING ACCOUNTS
                       DECEMBER 31, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                   ADDITIONS -   DEDUCTIONS-
                                                      BALANCE AT   CHARGED TO    WRITE-OFFS/   BALANCE AT
                                                      BEGINNING     COSTS AND      CLAIMS        END OF
ACCOUNT                                               OF PERIOD*     EXPENSE        PAID         PERIOD
-------                                               ----------   -----------   -----------   ----------
1998:
Allowance for doubtful accounts.....................    $1,188       $  774        $  997        $  965
Dental claims reserves..............................    $1,502       $9,283        $8,937        $1,848
1997:
Allowance for doubtful accounts.....................    $1,005       $  183                      $1,188
Dental claims reserves..............................    $1,421       $8,427        $8,346        $1,502
1996:
Dental claims reserves..............................    $2,437       $5,368        $6,384        $1,421

---------------

* 1997 allowance for doubtful accounts initially recorded in relation with the Workman, Old Cutler, and Stratman dental practice acquisitions.