Form 10-Q
period 1999-03-31
COMPDENT CORP
filed 1999-05-17
CIK 941553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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
                                    Yes     X                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at April 30, 1999
              -----                              -----------------------------
  Common Stock, $.01 par value                            10,115,189

                      COMPDENT CORPORATION AND SUBSIDIARIES


                                      INDEX
                                                                                                       Page #

Part I.    Financial Information                                                                          3

           Item 1.       Financial Statements                                                             4

           Item 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                       10

Part II.   Other Information

           Item 1.       Legal Proceedings                                                               15

           Item 2.       Changes in Securities                                                           15

           Item 4.       Submission of Matters to a Vote of  Security Holders                            15

           Item 5.       Other Information                                                               15

           Item 6.       Exhibits and Reports Filed on Form 8-K                                          15

Signatures                                                                                               16

Exhibit Index                                                                                            17

                         PART I. - FINANCIAL INFORMATION


         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risk associated with the general competitive and pricing pressures in the marketplace, the risks associated with the successful completion of new acquisitions, the effective integration of new acquisitions and continued growth in the dental coverage marketplace. Other risk factors are described in CompDent Corporation's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS

                      COMPDENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             MARCH 31,     DECEMBER 31,
                                                                1999            1998
                                                             ---------     ------------
                                                            (UNAUDITED)
                  ASSETS
Current assets:
     Cash and cash equivalents                               $  13,323      $   11,263
     Premiums receivable from subscribers                        4,394           4,146
     Patient accounts receivable, net of allowance for
        doubtful accounts of $982 in 1999 and
         $965 in 1998                                            2,779           2,405
     Income taxes receivable                                         -           1,561
     Deferred income taxes                                       2,067           2,161
     Other current assets                                        4,899           3,788
                                                             ---------       ---------
         Total current assets                                   27,462          25,324
                                                             ---------       ---------

Restricted funds                                                 2,722           2,674
Property and equipment, net of accumulated depreciation         16,375          16,288
Intangible assets                                               96,955          97,572
Reinsurance receivable                                           5,407           5,539
Investment in DHDC                                               1,500           1,500
Other assets                                                     3,782           2,870
                                                             ---------       ---------
                                                             $ 154,203       $ 151,767
                                                             =========       =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Unearned revenue                                        $   9,914       $   9,207
     Accounts payable and accrued expenses                       7,090           7,814
     Accrued interest payable                                       85              90
     Dental claims reserves                                      1,758           1,848
     Notes payable                                              22,993               -
     Income tax payable                                             50               -
                                                             ---------       ---------
         Total current liabilities                              41,890          18,959
                                                             ---------       ---------

Aggregate reserves for life policies and contracts               5,407           5,539
Notes payable                                                   32,500          55,459
Deferred compensation expense                                      233             245
Deferred tax liability                                             393             360
Other liabilities                                                  822             810
                                                             ---------       ---------
         Total liabilities                                      81,195          81,372
                                                             ---------       ---------

Stockholders' equity:
     Common stock                                                  101             101
     Additional paid-in capital                                 97,647          97,647
     Retained deficit                                          (24,790)        (27,353)
                                                             ---------       ---------
         Total stockholders' equity                             72,958          70,395
                                                             ---------       ---------
                                                             $ 154,203       $ 151,767
                                                             =========       =========

The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                      MARCH  31,
                                                                  1999            1998
                                                                --------         --------
                                                              (UNAUDITED)      (UNAUDITED)
Revenues:
     Subscriber premiums                                        $ 35,594         $ 35,422
     Affiliated practice revenue                                   6,405            5,292
     Other revenue                                                 2,173            1,728
                                                                --------         --------
         Total revenue                                            44,172           42,442
                                                                --------         --------
Expenses:
     Dental care providers' fees and claim costs                  19,801           19,428
     Commissions                                                   3,540            3,265
     Premium taxes                                                   256              261
     DHMI operating expenses                                       5,947            4,605
     General and administration                                    7,868            8,374
     Depreciation and amortization                                 1,535            1,379
                                                                --------         --------
         Total expenses                                           38,947           37,312
                                                                --------         --------
              Operating income                                     5,225            5,130
                                                                --------         --------
Other (income) expense:
     Interest income                                                (233)            (254)
     Interest expense                                              1,004            1,013
     Other, net                                                       19                -
                                                                --------         --------
                                                                     790              759
                                                                --------         --------

         Income before provision for income taxes                  4,435            4,371
         Income tax provision                                      1,872            1,878
                                                                --------         --------
              Net income                                        $  2,563         $  2,493
                                                                ========         ========

Net income per common share-basic                               $   0.25         $   0.25
                                                                ========         ========

Net income per common share-fully diluted                       $   0.25         $   0.25
                                                                ========         ========

Weighted average common shares outstanding-basic                  10,115           10,113
                                                                ========         ========

Weighted average common shares outstanding-fully diluted          10,176           10,175
                                                                ========         ========


The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           1999             1998
                                                                          --------         --------
                                                                        (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
         Net income                                                       $  2,563         $  2,493
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                       1,535            1,379
         Loss on disposal of property and equipment                             19                -
         Deferred income tax expense                                           127                -
         Changes in assets and liabilities:
            Premiums receivable from subscribers                              (248)             998
            Patient accounts receivable, net of allowance for
             doubtful accounts                                                (374)            (374)
            Income taxes receivable/payable                                  1,611            1,313
            Other assets                                                    (1,891)          (1,687)
            Unearned revenue                                                   707             (307)
            Accounts payable and accrued expenses                             (724)          (1,453)
            Other liabilities                                                 (392)            (854)
                                                                          --------         --------
               Net cash provided by operating activities                     2,933            1,349
                                                                          --------         --------

Cash flows from investing activities:
     Additions to property and equipment                                      (859)          (2,838)
     (Increase) decrease in restricted cash                                    (48)              87
     Purchase of businesses, net of cash acquired                                -           (3,500)
                                                                          --------         --------
               Net cash used in investing activities                          (907)          (6,251)
                                                                          --------         --------

Cash flows from financing activities:
     Borrowings (repayments) under credit agreement                             34           (1,493)
                                                                          --------         --------
               Net cash provided by (used in) financing activities              34           (1,493)
                                                                          --------         --------

Increase (decrease) in cash and cash equivalents                             2,060           (6,395)
Cash and cash equivalents, beginning of period                              11,263           21,963
                                                                          --------         --------
Cash and cash equivalents, end of period                                  $ 13,323         $ 15,568
                                                                          ========         ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                         $  1,009         $    970
                                                                          ========         ========
         Income taxes                                                     $    323         $    434
                                                                          ========         ========

The accompanying notes are an integral part of these financial statements.

                      COMPDENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.  BASIS OF PRESENTATION

     The unaudited consolidated balance sheet as of March 31, 1999, the unaudited consolidated statements of income for the three months ended March 31, 1999 and 1998, and the unaudited consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all significant adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for these periods are also unaudited. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997, and 1996, included in the 1998 Form 10-K of CompDent Corporation and Subsidiaries (the "Company", except as the context otherwise requires). Operating results of the Company for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

2.  BUSINESS COMBINATIONS

     Effective January 2, 1998, the Company completed the acquisition of five dental facilities from Michael H. Reznik, D.D.S., P.C. ("Reznik"). The dental facilities are located in Atlanta, Georgia. The purchase price consisted of $3.5 million in cash less discharge of liabilities related to the purchased assets. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices, which are operating in the dental facilities. The acquisition of Reznik was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. In accordance with the transaction, the management agreement resulted in fair value of an intangible asset of $5.1 million which had been amortized over 40 years. Effective January 1, 1999, the Company has implemented a change in estimate of the remaining useful life of the intangible assets acquired from 40 to 25 years from the original purchase date. The value of the intangible assets not amortized prior to January 1, 1999, is being amortized on this basis.

         Effective April 30, 1998, the Company completed the acquisition of two dental facilities from R. Kendall Roberts, D.D.S., P.C., d/b/a Newhealth Dental Group, ("Roberts"). The dental facilities are located in Fort Smith, Arkansas. The purchase price consisted of $1.4 million in cash. Funding for the acquisition was obtained from cash available from operations and from the Company's revolving line of credit. Concurrent with the acquisition, the Company entered into a 40-year agreement to manage the dental practices, which are operating in the dental facilities. The acquisition of Roberts was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. There were no liabilities, material assets acquired or material transaction costs incurred. In accordance with the transaction, the management agreement resulted in the fair value of an intangible asset of $1.4 million, which had been amortized over 40 years. Effective January 1, 1999, the Company has implemented a change in estimate of the remaining useful life of the intangible assets acquired from 40 to 25 years from the original purchase date. The value of the intangible assets not amortized prior to January 1, 1999, is being amortized on this basis.

     Unaudited pro forma results of operations of the Company for the three months ended March 31, 1999 and 1998, are included below. Such pro forma presentation has been prepared assuming that the Roberts acquisition had occurred as of January 1, 1998.

                                             Three Months Ended
                                                  March  31,
                                                  ---------
(in thousands, except per share data)       1999            1998
                                           -------         -------
Revenues                                   $44,172         $42,988
                                           =======         =======

Net income                                 $ 2,563         $ 2,471
                                           =======         =======

Net income per common share                $  0.25         $  0.25
                                           =======         =======

     The pro forma results include the historical accounts of the Company, historical accounts of the acquired businesses, and pro forma adjustments including the amortization of the intangible assets, calculation of interest expense on amounts borrowed to fund these acquisitions and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior periods.


3.  CONTINGENT LIABILITIES


     Management does not believe there are currently any asserted or unasserted claims that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

4.   PENDING RE-CAPITALIZATION TRANSACTION

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

      Specifically, the Amendment eliminates the "no solicitation" covenant in the Merger Agreement, thus permitting the Company to solicit, respond to and otherwise engage in negotiations concerning alternative proposals to engage in business combinations (each, an "Acquisition Proposal"). In this regard, the Special Committee of the Board of Directors continues to recommend and support the TAGTCR transaction but expects that it will review any alternative proposals that may arise, although no assurance can be given that such proposals will be forthcoming. The Amendment also reduces the termination fee which the Company is obligated to pay the Acquiror in the event it enters into a transaction resulting from an Acquisition Proposal to the amount of the out-of-pocket fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement up to a maximum of $1,500. The Robinson-Humphrey Company, LLC, financial advisor to the Special Committee, has advised that the merger consideration, as amended, is fair from a financial point of view to the Company's stockholders.

     Prior to the signing of the Amendment, the Equity Investors received revised commitment letters from NationsBank, N.A. and NationsBridge, L.L.C. (collectively, "NationsBank") pursuant to which NationsBank agreed, subject to customary terms and conditions, to provide a portion of the financing for the proposed transaction, as amended, in the form of certain credit facilities. As a result of the Amendment to the Merger Agreement, the total indebtedness now required to finance the merger will be approximately $126,900; the financial commitments of the Equity Investors would remain unchanged at $87,700. Completion of the proposed transaction with the Acquiror remains subject to availability of financing.

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

5.   SEGMENT REPORTING

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Segment data includes inter-segment revenues and expenses. The Company's management evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, and amortization (EBITDA).

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

       The table below presents information about reported segments for the years ending March 31:

         1999             DENTAL         DENTAL        TOTAL
                         BENEFITS      PRACTICE
                                         MGMT
         Revenues        $37,062        $7,532        $44,594
         EBITDA          $ 5,942        $1,032        $ 6,974

         1998             DENTAL         DENTAL        TOTAL
                         BENEFITS      PRACTICE
                                         MGMT

         Revenues        $36,856        $5,973        $42,829
         EBITDA          $ 6,169        $  594        $ 6,763

     A reconciliation of total segment revenue to total consolidated revenue and of total segment EBITDA to total consolidated income before income taxes, for the three months ended March 31, 1999 and 1999, is as follows:


                                                                      1999            1998
          REVENUE
          Total segment revenue                                    $ 44,594         $ 42,829
          Elimination of inter-segment revenue                         (422)            (387)
                                                                   --------         --------

                Consolidated revenue                               $ 44,172         $ 42,442
                                                                   ========         ========

          EBITDA
          Total segment EBITDA                                     $  6,974         $  6,763
          Depreciation and amortization, including goodwill          (1,535)          (1,379)
             impairment
          Interest expense                                           (1,004)          (1,013)
                                                                   --------         --------

                Consolidated income before taxes                   $  4,435         $  4,371
                                                                   ========         ========

     Dental Practice Mgmt's property and equipment (P&E) was 84% and 69% of total consolidated P&E as of March 31, 1999 and 1998, respectively. A reconciliation of total segment P&E to total consolidated P&E, for the three months ended March 31, 1999 and 1998, is as follows:

                                              1999             1998
          P&E
          Dental benefits                   $  2,671        $  2,729
          Dental practice management          13,704           5,962
                                            --------        --------

                Total P&E                   $ 16,375        $  8,691
                                            ========        ========

                                               1999            1998
          CONSOLIDATED ASSETS
          Dental benefits                   $129,221        $128,619
          Dental practice management          24,982          22,835
                                            --------        --------

                Total Assets                $154,203        $151,454
                                            ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1998.

 Three months ended March 31, 1999 and 1998

         Total revenue increased $1.8 million, or 4.1%, to $44.2 million in the first quarter of 1999 as compared to $42.4 million for the same period in 1998. This increase was attributable to $1.1 million of affiliated practice revenue, $0.2 million of subscriber premiums and $0.5 million of other revenue.

     Dental care providers' fees and claim costs increased $0.4 million, or 1.9%, to $19.8 million in the first quarter of 1999 from $19.4 million for the first quarter of 1998. Dental care providers' fees represent capitation payments paid to dentists under the Company's managed dental care plans. Under managed dental care plans, capitation payments to panel dentists are fixed under the participating dental agreement regardless of the extent of services provided. Dental claim costs represent amounts payable to dental care providers under dental indemnity and specialty insurance plans. Dental care providers' fees and claim costs were 55.6% of subscriber premiums in the first quarter of 1999 compared to 54.8% of subscriber premiums for the same period in 1998. This increase is attributable to a shift of business with an increase to premiums derived directly from managed dental care plans and a reduction in premiums derived from network rental and discount plans. At this time, no significant impact has been realized from the settlement of the Paladino lawsuit, as discussed in the 1998 Form 10K filing.

     Commission expense increased $0.2 million, or 8.4%, to $3.5 million in the first quarter of 1999 from $3.3 million in the first quarter of 1998. As a percentage of subscriber premiums, commissions increased to 9.9% in the first quarter of 1999 from 9.2% in the first quarter of 1998. This increase reflects a loss of network rental business which generated lower commissions.

     General and administrative expenses ("G&A") and DHMI operating expenses increased $0.8 million, or 6.4%, to $13.8 million in the first quarter of 1999 from $13.0 million in the first quarter of 1998. Of the increase, $1.3 million was the result of expenses related to the generation of affiliated practice revenue from DHMI. This was offset by a reduction in G&A of $0.5 million for the Company's corporate operations which was a result of cost savings strategies implemented during the fourth quarter of 1998. As a percentage of revenues, G&A expenses increased to 31.3% in the first quarter of 1999 from 30.6% in the first quarter of 1998. This was the result of increased expenses related to the generation and growth of affiliated practice revenue from DHMI.

     Depreciation and amortization expense increased $0.1, or 11.3%, to $1.5 million in the first quarter of 1999 from $1.4 million in the first quarter of 1998. The increase was primarily due to the generation of depreciation from the purchases of leasehold improvements and dental equipment for the build out of dental offices throughout 1998. The impact of the change in estimate for intangible asset amortization, for the dental office management business, from 40 to 25 years was offset by the decrease in amortization from fully amortized non-compete agreements as of March 31, 1999, as compared to the three months ended March 31, 1998.

     Net interest expense increased $31,000, or 4.1%, to $790,000 in the first quarter of 1999 from $759,000 in the first quarter of 1998. This increase related principally to interest on additional debt incurred to finance DHMI acquisitions in the first quarter of 1998 offset by the implementation of a cash management system, which reduced outstanding non-interest bearing cash balances.

     In the first quarter of 1999, the Company's effective income tax rate decreased to 42.2% compared to 43.0% in the first quarter of 1998. This decrease resulted from the decrease in non-deductible goodwill due to the final allocation of purchase price for certain acquisitions.

     As a result of the above mentioned factors, the net income for the first quarter of 1999 was $2.6 million, or $0.25, per share basic and diluted, compared to net income of $2.5 million, or $0.25 per share - basic and diluted, for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash during the three months ended March 31, 1999, was $2.9 million of cash provided by operating activities. The primary use of cash for the period were the capital expenditures related to the expansion of the Company's dental practice management business.

     Cash flows from operating activities were $2.9 million for the three months ended March 31, 1999, and $1.3 million for the three months ended March 31, 1998. Cash flows from operations consist primarily of subscriber premiums and affiliated practice revenue net of capitation payments to panel dentists, claims paid, broker and agent commissions, general and administrative expenses and income tax payments. The Company receives premium payments in advance of anticipated capitation payments and claims and invests cash balances in excess of current needs in interest-bearing accounts.

     Cash used in investing activities was $0.9 million and $6.3 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in cash used during the three months ended March 31, 1999, related primarily to decreased use of cash for acquisitions. Capital expenditures decreased $2.0 million during the three months ended March 31, 1999, compared to the three months ended March 31, 1998, due primarily to the delay in further purchases of leasehold improvements and dental equipment for the Company's dental office management business which is a result of the pending re-capitalization transaction. The Company has entered into a joint initiative with Golder, Thoma, Cressey, Rauner Fund V, a leading private equity firm ("GTCR"), relating to the development of 35 to 50 de novo dental offices within the next two years. Under this arrangement, the Company has agreed to fund certain development costs (including the purchase of dental equipment, supplies, and leasehold improvements) in an amount equal to amounts funded by GTCR in connection with the joint initiative, not to exceed $15 million. At March 31, 1999, the Company had funded approximately $10.3 million of this $15.0 million commitment. The Company anticipates capital expenditures will continue to increase as the Company meets its funding obligations under this arrangement.

         Cash flows provided by financing activities during the three months ended March 31, 1999, were $34,000, representing borrowings under the Company's revolving line of credit. For the three months ended March 31, 1998, financing activities used $1.5 million of cash flow, consisting almost entirely of repayments under the Company's revolving line of credit.

         On June 30, 1995, the Company obtained a reducing revolving $35.0 million line of credit (the "Credit Facility") from banks. The Credit Facility subsequently was amended to increase the available line of credit to $65.0 million. The Credit Facility pursuant to a second amendment, entered into on March 16, 1998 requires a 50% reduction in available borrowings on December 31, 1999, and expiration of the Credit Facility on December 31, 2000. Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus up to .25% of LIBOR plus up to 1.75%, with the margin over the prime rate and LIBOR decreasing as the ratio of consolidated debt to EBITDA decreases. Currently, borrowings under the Credit Facility bear interest at the LIBOR-based rate. The Credit Facility prohibits payment of dividends and other distributions and restricts or prohibits the Company from making certain acquisitions, incurring indebtedness, incurring liens, disposing of assets or making investments, and requires it to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of the stock of the Company's direct and indirect subsidiaries. On August 10, 1998, the Company entered into the Fourth Amendment which adjusted one of the financial ratios to acknowledge the increased capital expenditures associated with the dental practice management business. On March 23, 1999, the Company entered into the Fifth Amendment which extended the required 50% reduction of the Credit Facility to March 31, 2000. At March 31, 1999, the Company entered into a Sixth Amendment which adjusted two of the financial ratios to more appropriately reflect the current business conditions. The Company had $55.5 million of borrowings outstanding as of March 31, 1999, under the Credit Facility.

         At March 31, 1999, the Company had negative working capital due to the current maturity of existing debt. During the second quarter of 1999, the Company expects to replace its notes payable with long-term debt resulting from the pending re-capitalization transaction or absent the consummation of the re-capitalization transaction, will investigate alternative sources.

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

YEAR 2000 COMPLIANCE

     The Company recognizes the significance of the Year 2000 problem and is executing a project to achieve Year 2000 readiness. The Company's goal is to have its major internal systems ready for the year 2000 by September 30, 1999, and to complete testing of the major application systems, supporting hardware and operating systems by October 31, 1999. A dedicated machine has been put in place to undertake the appropriate Year 2000 validation testing. All major application systems, supporting hardware and operating systems appear to be Year 2000 capable. Secondary systems, such as desktop computers and phone systems, in field offices were addressed in 1998 and are continuing to be addressed in early 1999. At October 31, 1999, if the testing indicates that the Company has not achieved Year 2000 readiness, a contingency plan will be established.

     The total cost associated with the required modifications or upgrades to become Year 2000 compliant is not expected to be material to the Company's financial position. Costs associated with the Year 2000 Project are being expensed as incurred. Funding for the program is being provided through the Company's normal budget with no additional funding allocated to the Company's information technology (IT) department due to the Year 2000 issues. The total estimated cost of the Year 2000 Project is approximately $300,000. The total amount expended on the Project through March 31, 1999, was $119,000, which includes costs of a project manager, programmers, upgrading of personal computers and replacing or upgrading field office phone systems. As mentioned above, the Company believes its crucial systems and software are Year 2000 compliant. If during testing it is determined that there are significant Year 2000 issues in these crucial systems and software, then costs could exceed $300,000. Even though the costs of the Year 2000 Project can not be estimated with absolute certainty, the Company does not believe that the amount to be spent will be material to the Company's results of operations, liquidity or financial condition.

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

     None.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

     (a)  Exhibits.

          27  Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K.

     The registrant filed a Form 8-K dated January 18, 1999, reporting the amendment of Merger Agreement to reduce the cash purchase price to be paid to the Company's stockholders pursuant to the merger by $3.00 per share, from $18.00 per share to $15,00 per share, and modify provisions of the Merger Agreement relating to solicitation of other offers and termination fees as explained in Part 1, Item 1, Note 4 (Pending Re-Capitalization Transaction) of this 10-Q filing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COMPDENT CORPORATION



Date:  May 14, 1999           By: /s/ Keith J. Yoder
                                 ----------------------------------------
                                 Keith J. Yoder
                                 Chief Financial Officer and Treasurer
                                 (Signing as duly authorized officer and
                                 chief financial officer)